Form 10KSB
period 1999-03-31
ENCIBAR INC
filed 2000-01-26
CIK 729976

U. S. Securities and Exchange Commission

                             Washington, D. C. 20549



                                   FORM 10-KSB



[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the fiscal year ended March 31, 1999
                               -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    -------------

                               Commission File No.
                                  -----------
                                   2-86724-D


                                 ENCIBAR, INC.
                      -------------------------------------
                 (Name of Small Business Issuer in its Charter)

           UTAH                                              87-0396692
         --------                                           ------------

(State or Other Jurisdiction of                     (I.R.S. Employer I.D. No.)
 incorporation or organization)


               5525 SOUTH 900 EAST, SUITE 110 Salt Lake City, Utah
                                      84117
                           ---------------------------
                    (Address of Principal Executive Offices)
                    Issuer's Telephone Number: (801) 262-8844


                                  ENCIBAR, INC.
                                  -------------

          (Former Name or Former Address, if changed since last Report)
                       311 South State Street, Suite 410
                           Salt Lake City, Utah 84111


Securities Registered under Section 12(b) of the Exchange Act:   None
Name of Each Exchange on Which Registered:                       None
Securities Registered under Section 12(g) of the Exchange Act:   Common


     Check  whether  the Issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes  X    No            (2)   Yes  X    No
               ---      ---                  ---      ---


     Check  if  disclosure  of  delinquent  filers  in  response  to Item 405 of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

            State Issuer's revenues for its most recent fiscal year:
                              March 31, 1999 - $0.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     March 31, 1999 - $74,482. There are approximately 74,482,210 shares of common voting stock of the Company held by non-affiliates. Because there has been no "public market" for the Company's common stock during the past five years, the Company has arbitrarily valued these shares at par value of $0.001 per share.

                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS)
None, Not applicable;

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes     No   X
                                                 ---      ---

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                 JANUARY 7, 2000
                                    1,903,224

                       DOCUMENTS INCORPORATED BY REFERENCE

     A description of "Documents Incorporated by Reference" is contained in Item 13 of this Report.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---

                                     PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

     Organization and Charter Amendments.
     -----------------------------------

     Encibar, Inc., (the "Company") was incorporated under the laws of the State of Utah on June 3, 1983. The purposes for which the corporation was organized were: (1) to engage in the specific business of making investments, including investment in, purchase, and ownership of any and all kinds of products; (2) to acquire by purchase, exchange, gift, bequest, subscription, or otherwise; and to hold, own, mortgage, pledge, hypothecate, sell, assign, transfer, exchange, or otherwise dispose or of deal in or with its own corporate securities or stock or other securities including, without limitations, any shares of stock, bonds, debentures, notes, mortgages, or other obligations, and any certificates, receipts, or other instrumentalities thereof; to make payment therefor in any lawful manner or to issue in exchange therefor its unreserved earned surplus for the purchase or its own shares, and to exercise as owner or holder of any securities, any and all rights, powers, and priviliges, in respect thereof.

     The Company had an initial authorized capital of $100,000 consisting of 100,000,000 shares of $.001 par value common stock.

     On August 1, 1989, the Company was involuntarily dissolved from the state of Utah for failure to file an annual report. On May 6, 1999, the Company was reinstated with the State of Utah.


     Public Offering.
     ---------------

     On or about September 23, 1983, the Company filed a S-18 Registration Statement with the Securities and Exchange Commission.

     Material Changes in Control Since Inception and Related Business History.
     -------------------------------------------------------------------------

Business.
---------

     Other than the above-referenced matters and seeking and investigating potential assets, properties or businesses to acquire, the Company has had no business operations since approximately 1989. To the extent that the Company intends to continue to seek the acquisition of assets, property or business that may benefit the Company and its stockholders, it is essentially a "blank check" company. Because the Company has limited assets and conducts no business, management anticipates that any such acquisition would require it to issue shares of its common stock as the sole consideration for the acquisition. This may result in substantial dilution of the shares of current stockholders. The Company's Board of Directors shall make the final determination whether to complete any such acquisition; the approval of stockholders will not be sought unless required by applicable laws, rules and regulations, its Articles of Incorporation or Bylaws, or contract. The Company makes no assurance that any future enterprise will be profitable or successful.

     The Company is not currently engaging in any substantive business activity and has no plans to engage in any such activity in the foreseeable future. In its present form, the Company may be deemed to be a vehicle to acquire or merge with a business or company. The Company does not intend to restrict its search to any particular business or industry, and the areas in which it will seek out acquisitions, reorganizations or mergers may include, but will not be limited to, the fields of high technology, manufacturing, natural resources, service, research and development, communications, transportation, insurance, brokerage, finance and all medically related fields, among others. The Company recognizes that the number of suitable potential business ventures that may be available to it may be extremely limited, and may be restricted to entities who desire to avoid what these entities may deem to be the adverse factors related to an initial public offering ("IPO"). The most prevalent of these factors include substantial time requirements, legal and accounting costs, the inability to obtain an underwriter who is willing to publicly offer and sell shares, the lack of or the inability to obtain the required financial statements for such an undertaking, limitations on the amount of dilution to public investors in comparison to the stockholders of any such entities, along with other conditions or requirements imposed by various federal and state securities laws, rules and regulations. Any of these types of entities, regardless of their prospects, would require the Company to issue a substantial number of shares of its common stock to complete any such acquisition, reorganization or merger, usually amounting to between 80 and 95 percent of the outstanding shares of the Company following the completion of any such transaction; accordingly, investments in any such private entity, if available, would be much more favorable than any investment in the Company.

     In the event that the Company engages in any transaction resulting in a change of control of the Company and/or the acquisition of a business, the Company will be required to file with the Commission a Current Report on Form 8-K within 15 days of such transaction. A filing on Form 8-K also requires the filing of audited financial statements of the business acquired, as well as pro forma financial information consisting of a pro forma condensed balance sheet, pro forma statements of income and accompanying explanatory notes.

     Management intends to consider a number of factors prior to making any decision as to whether to participate in any specific business endeavor, none of which may be determinative or provide any assurance of success. These may include, but will not be limited to an analysis of the quality of the entity's management personnel; the anticipated acceptability of any new products or marketing concepts; the merit of technological changes; its present financial condition, projected growth potential and available technical, financial and managerial resources; its working capital, history of operations and future prospects; the nature of its present and expected competition; the quality and experience of its management services and the depth of its management; its potential for further research, development or exploration; risk factors specifically related to its business operations; its potential for growth, expansion and profit; the perceived public recognition or acceptance of its products, services, trademarks and name identification; and numerous other factors which are difficult, if not impossible, to properly or accurately analyze, let alone describe or identify, without referring to specific objective criteria.

     Regardless, the results of operations of any specific entity may not necessarily be indicative of what may occur in the future, by reason of changing market strategies, plant or product expansion, changes in product emphasis, future management personnel and changes in innumerable other factors. Further, in the case of a new business venture or one that is in a research and development mode, the risks will be substantial, and there will be no objective criteria to examine the effectiveness or the abilities of its management or its business objectives. Also, a firm market for its products or services may yet need to be established, and with no past track record, the profitability of any such entity will be unproven and cannot be predicted with any certainty.

     Management will attempt to meet personally with management and key personnel of the entity sponsoring any business opportunity afforded to the Company, visit and inspect material facilities, obtain independent analysis or verification of information provided and gathered, check references of management and key personnel and conduct other reasonably prudent measures calculated to ensure a reasonably thorough review of any particular business opportunity; however, due to time constraints of management, these activities may be limited.

     The Company is unable to predict the time as to when and if it may actually participate in any specific business endeavor. The Company anticipates that proposed business ventures will be made available to it through personal contacts of directors, executive officers and principal stockholders, professional advisors, broker dealers in securities, venture capital personnel, members of the financial community and others who may present unsolicited proposals. In certain cases, the Company may agree to pay a finder's fee or to otherwise compensate the persons who submit a potential business endeavor in which the Company eventually participates. Such persons may include the Company's directors, executive officers, beneficial owners or their affiliates. In this event, such fees may become a factor in negotiations regarding a potential acquisition and, accordingly, may present a conflict of interest for such individuals.

     Although the Company has not identified any potential acquisition target, the possibility exists that the Company may acquire or merge with a business or company in which the Company's executive officers, directors, beneficial owners or their affiliates may have an ownership interest. Current Company policy does not prohibit such transactions. Because no such transaction is currently contemplated, it is impossible to estimate the potential pecuniary benefits to these persons.

     Further, substantial fees are often paid in connection with the completion of these types of acquisitions, reorganizations or mergers, ranging from a small amount to as much as $250,000. These fees are usually divided among promoters or founders, after deduction of legal, accounting and other related expenses, and it is not unusual for a portion of these fees to be paid to members of management or to principal stockholders as consideration for their agreement to retire a portion of the shares of common stock owned by them. In the event that such fees are paid, they may become a factor in negotiations regarding any potential acquisition by the Company and, accordingly, may present a conflict of interest for such individuals.

Year 2000.
----------

      Because the Company is not presently engaged in any substantial business operations, management does not believe that computer problems associated with the change of year to the year 2000 will have any material effect on its operations. However, the possibility exists that the Company may merge with or acquire a business that will be negatively affected by the "year 2000" problem. The effect of such problem or the Company in the future can not be predicted with any accuracy until such time as the Company identifies a merger or acquisition target.

Principal Products and Services.
--------------------------------

     The limited business operations of the Company, as now contemplated, involve those of a "blank check" company. The only activities to be conducted by the Company are to manage its current limited assets and to seek out and investigate the acquisition of any viable business opportunity by purchase and exchange for securities of the Company or pursuant to a reorganization or merger through which securities of the Company will be issued or exchanged.

Distribution Methods of the Products or Services.
-------------------------------------------------

     Management will seek out and investigate business opportunities through every reasonably available fashion, including personal contacts, professionals, securities broker dealers, venture capital personnel, members of the financial community and others who may present unsolicited proposals; the Company may also advertise its availability as a vehicle to bring a company to the public market through a "reverse" reorganization or merger.

Status of any Publicly Announced New Product or Service.
--------------------------------------------------------

     None; not applicable.

Competitive Business Conditions.
--------------------------------

     Management believes that there are literally thousands of "blank check" companies engaged in endeavors similar to those engaged in by the Company; many of these companies have substantial current assets and cash reserves. Competitors also include thousands of other publicly-held companies whose business operations have proven unsuccessful, and whose only viable business opportunity is that of providing a publicly-held vehicle through which a private entity may have access to the public capital markets. There is no reasonable way to predict the competitive position of the Company or any other entity in the strata of these endeavors; however, the Company, having limited assets and cash reserves, will no doubt be at a competitive disadvantage in competing with entities which have recently completed IPO's, have significant cash resources and have recent operating histories when compared with the complete lack of any substantive operations by the Company for the past several years.

Sources and Availability of Raw Materials and Names of Principal Suppliers.
--------------------------------------------------------------------------

     None; not applicable.

Dependence on One or a Few Major Customers.
-------------------------------------------

     None; not applicable.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts.
--------------------------------------------------------------------------

     None; not applicable.

Need for any Governmental Approval of Principal Products or Services.
---------------------------------------------------------------------

     Because the Company currently produces no products or services, it is not presently subject to any governmental regulation in this regard. However, in the event that the Company engages in a merger or acquisition transaction with an entity that engages in such activities, it will become subject to all governmental approval requirements to which the merged or acquired entity is subject.

Effect of Existing or Probable Governmental Regulations on Business.
-------------------------------------------------------------------

     The integrated disclosure system for small business issuers adopted by the Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a "Small Business Issuer," defined to be an issuer that has revenues of less than $25 million; is a U.S. or Canadian issuer; is not an investment company; and if a majority-owned subsidiary, the parent is also a small business issuer; provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer's outstanding securities held by non-affiliates) of $25 million or more.

     The Commission, state securities commissions and the North American Securities Administrators Association, Inc. ("NASAA") have expressed an interest in adopting policies that will streamline the registration process and make it easier for a small business issuer to have access to the public capital markets. The present laws, rules and regulations designed to promote availability to the small business issuer of these capital markets and similar laws, rules and regulations that may be adopted in the future will substantially limit the demand for "blank check" companies like the Company, and may make the use of these companies obsolete.

Research and Development.
-------------------------

     None; not applicable.

Cost and Effects of Compliance with Environmental Laws.
-------------------------------------------------------

     None; not applicable. However, environmental laws, rules and regulations may have an adverse effect on any business venture viewed by the Company as an attractive acquisition, reorganization or merger candidate, and these factors may further limit the number of potential candidates available to the Company for acquisition, reorganization or merger.

Number of Employees.
--------------------

     None.

Item 2.  Description of Property.
         -----------------------

     The Company has no assets, property or business; its principal executive office address and telephone number are the business office address and telephone number of its majority shareholder, Duane S. Jenson, and are currently provided at no cost. Because the Company has had no business, its activities will be limited to keeping itself in good standing in the State of Utah, seeking out acquisitions, reorganizations or mergers and preparing and filing the appropriate reports with the Securities and Exchange Commission. These activities have consumed an insubstantial amount of management's time.

Item 3.  Legal Proceedings.
         ------------------

     The Company is not a party to any pending legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.


Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

     No matter was submitted to a vote of the Company's security holders during the fourth quarter of the calendar year covered by this Report or during the two previous calendar years. Further, there have been no meetings of stockholders since before 1989.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

Market Information
------------------

     There is no "public market" for shares of common stock of the Company. However, the Company intends to submit for quotations regarding its common stock on the OTC Bulletin Board of the National Association of Securities Dealers ("NASD"); however, management does not expect any public market to develop unless and until the Company completes an acquisition or merger. In any event, no assurance can be given that any market for the Company's common stock will develop or be maintained.

Holders
-------

     The number of record holders of the Company's common stock as of the date of this Report is approximately 134.

Dividends
---------

     The Company has not declared any cash dividends with respect to its common stock and does not intend to declare dividends in the foreseeable future. The future dividend policy of the Company cannot be ascertained with any certainty, and until the Company completes any acquisition, reorganization or merger, as to which no assurance may be given, no such policy will be formulated. There are no material restrictions limiting, or that are likely to limit, the Company's ability to pay dividends on its common stock.

Sales of "Unregistered" and "Restricted" Securities Over The Past Three Years.
------------------------------------------------------------------------------

None;


Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

Plan of Operation.
------------------

     The Company has not engaged in any material operations or had any revenues from operations during the last two calendar years. The Company's plan of operation for the next 12 months is to continue to seek the acquisition of assets, properties or businesses that may benefit the Company and its stockholders. Management anticipates that to achieve any such acquisition, the Company will issue shares of its common stock as the sole consideration for such acquisition.

     During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture, which the Company expects to pay from its cash resources. As of March 31, 1999, it had no cash or cash equivalents. If additional funds are required during this period, such funds may be advanced by management or stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amount of any such loan. However, any such loan should not exceed $25,000 and will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. As of the date of this Report, the Company is not engaged in any negotiations with any person regarding any such venture.

Results of Operations.
----------------------

     Other than restoring its good corporate standing in the State of Utah, compromising and settling its debts and seeking the acquisition of assets, properties or businesses that may benefit the Company and its stockholders, the Company has had no material business operations in the two most recent calendar years, or since its bankruptcy proceedings in 1993 .

     At March 31, 1999, the Company's had no assets. See the Index to Financial Statements, Item 7 of this Report.

     During the period ended March 31, 1999, the Company had a net loss of $880. The Company has received no revenues in either of its two most recent calendar years. See the Index to Financial Statements, Item 7 of this Report.

Liquidity.
---------

None;

Item 7.  Financial Statements.
         ---------------------

          Financial Statements for the years ended
          March 31, 1999 and 1998

          Independent Auditors' Report

          Balance Sheets - March 31, 1999

          Statements of Operations for the years ended
          March 31, 1999 and 1998

          Statements of Stockholders' Equity for the years ended March 31, 1999 and 1998

          Statements of Cash Flows for the years ended
          March 31, 1999 and 1998

          Notes to the Financial Statements



Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

     Mantyla, McReynolds & Associates, 5872 South 900 East, Suite 250, Salt Lake City, Utah 84121, has been retained as the Company's auditor since May 12, 1999. The Company's previous auditor was Pannell Kerr Forester, CPA, of San Diego, California. The Company did not consult the new accountant regarding the application of accounting principles to a specific completed or contemplated transaction, the type of audit opinion that was to be rendered on the financial statements, nor any written or oral advice was provided that was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue. Additionally, there have been no disagreements between auditors or the Company and its auditors. For material documentation respecting the change in the Company's auditors, see Item 13 of the Company's Current Report on Form 8-K, as filed on December 7, 1999, which is incorporated herein by this reference.

                                    PART III


Identification of Directors and Executive Officers
--------------------------------------------------

     The following table sets forth the names of all current directors and executive officers of the Company. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.


                                   Date of         Date of
                    Positions    Election or     Termination
Name                  Held       Designation   or Resignation
----                  ----       -----------   --------------
Sarah K. Edson        President        3/99           *
                      Director         3/99           *

Lisa Howells          Vice President   3/99           *
                      Treasurer        3/99           *
                      Director         3/99           *

Vickie Rosenkrantz    Secretary        3/99           *
                      Director         3/99           *


     * These persons presently serve in the capacities indicated.

Business Experience.
--------------------

     Sarah K. Edson. President and Director. Ms. Edson is 27 years of age. She graduated from the University of Utah in 1995 with a Bachelors of Science, degree in Exercise and Sport Science. She currently has been the manager at Cactus and Tropicals, a retail business in Salt Lake City. Ms. Edson has been a director and executive officer of the Company since 1999.

     Lisa Howells. Vice President/Treasurer and Director. Ms. Howells, age 37, has been a director and executive officer of the Company since 1999. She graduated from the University of Pheonix of Salt Lake City, in 1998 with a Bachelor of Science, degree in marketing. She currently manages payroll accounts at Simon Transportation.

     Vickie Rosenkrantz. Secretary and Director. Ms. Rosenkrantz, age 32, has been a director and executive officer of the Company since 1999. Ms. Rosenkrantz has most recently worked at Costco, under the marketing department.


Significant Employees.
----------------------

     The Company has no employees who are not executive officers, but who are expected to make a significant contribution to the Company's business.

Family Relationships.
---------------------

     There are no family relationships between any current directors or executive officers of the Company, either by blood or by marriage.

Involvement in Certain Legal Proceedings.
-----------------------------------------

     Except as stated above, during the past five years, no director, person nominated to become a director, executive officer, promoter or control person of the Company:

          (1) was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

          (2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

          (3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

          (4) was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.


Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

     Form 3's have been filed for the Officers and Directors as well as the 10% shareholder of the Company.

Item 10. Executive Compensation.
         -----------------------

The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                           SUMMARY COMPENSATION TABLE

                             Long Term Compensation
                    Annual Compensation   Awards  Payouts
(a)             (b)   (c)   (d)   (e)    (f)   (g)    (h)   (i)

                                               Secur-
                                               ities         All
Name and   Year or               Other   Rest- Under-  LTIP  Other
Principal  Period   Salary Bonus Annual  ricte dlying  Pay-  Comp-
Position   Ended      ($)   ($)  Compen- Stock Options outs  ensat'n
-----------------------------------------------------------------
Sarah K.
Edson,         3/31/99    0     0     0     0      0     0   0
President,     3/31/98    0     0     0     0      0     0   0
Director       3/31/97    0     0     0     0      0     0   0


Lisa
Howells        3/31/99    0     0     0     0      0     0   0
Vice Pres./    3/31/98    0     0     0     0      0     0   0
Treasurer,     3/31/97    0     0     0     0      0     0   0
Director

Vickie         3/31/99    0     0     0     0      0     0   0
Rosenkrantz,   3/31/98    0     0     0     0      0     0   0
Secretary      3/31/97    0     0     0     0      0     0   0
Director


     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the calendar years ending March 31, 1999, 1998, or 1997, or the period ending on the date of this Report.

Compensation of Directors.
--------------------------

     There are no standard arrangements pursuant to which the Company's directors are compensated for any services provided as director. No additional amounts are payable to the Company's directors for committee participation or special assignments.

     There are no arrangements pursuant to which any of the Company's directors was compensated during the Company's last completed calendar year for any service provided as director.

Employment Contracts and Termination of Employment and
Change-in-Control Arrangements.
-------------------------------

     There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company, with respect to any director or executive officer of the Company which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with the Company or any subsidiary, any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

     The following table sets forth the shareholdings of those persons who beneficially own more than five percent of the Company's common stock as of the date of January 7, 2000, with the computations being based upon 1,903,224 shares of common stock being outstanding.


                            Number of Shares           Percentage
Name                      Beneficially Owned           of Class (1)
----------------           ------------------           --------
Jenson Services, Inc.*        987,500                    51.9%

Sarah Edson                   260,000                    13.7%

Lisa Howells                  260,000                    13.7%

Vickie Rosenkrantz            260,000                    13.7%
                              -------                    -----
                              1,767,500                  93%

   * Duane Jenson is the President of Jenson Services, Inc., and may be deemed the beneficial owner of Jenson Services, Inc.

Security Ownership of Management.
---------------------------------

     The following table sets forth the shareholdings of the Company's directors and executive officers as of the date of this Report:

                            Number of             Percentage of
Name and Address     Shares Beneficially Owned     of Class *
----------------     -------------------------     --------
Sarah K. Edson                   0                   0%
450 Aspen Drive
Park City, UT 84098

Lisa Howells                     0                   0%
8495 South Terrace Drive
Sandy, Utah 84093

Vickie Rosenkrantz               0                   0%
8850 North Redden Road
Park City, Utah 84098
                              -------              ------
All directors and
executive officers               0                   0%
as a group (3 persons)



Changes in Control.
-------------------

     There are no present arrangements or pledges of the Company's securities which may result in a change in control of the Company.

Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

Transactions with Management and Others.
----------------------------------------

     For a description of transactions between members of management, five percent stockholders, "affiliates", promoters and finders, see the caption "Sales of 'Unregistered' and 'Restricted' Securities Over the Past Three Years" of Item I.

Item 13. Exhibits and Reports on Form 8-K.
         ---------------------------------

Reports on Form 8-K
-------------------

     See the Company's Current Report on Form 8-K as filed on December 7, 1999, for information relating to the change in the Compay's auditors, and other matters, as described in Item I, Part I, above.

Exhibits
--------

Exhibit
Number               Description*
------               -----------
 3.1                Initial Articles of Incorporation,
                    as filed June 3, 1983

 3.2                Articles of Amendment to the
                    Articles of Incorporation, as filed on
                    September 27, 1999

 3.3                By-Laws

 27                 Financial Data Schedule

DOCUMENTS INCORPORATED BY REFERENCE

     Form 8-K as filed on December 7, 1999, for information relating to the change in the Compay's auditors, and other matters, as described in Item I, Part I, above.

     *Summaries of all exhibits contained in this Report are modiified in their entirety by reference to these Exhibits.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ENCIBAR, INC.



Date:1/11/00                           By:/S/ SARAH EDSON
                                       Sarah Edson
                                       President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                                        ENCIBAR, INC.



Date:   1/11/00                         By:/S/ SARAH EDSON
                                        Sarah Edson
                                        President and Director



Date:  1/11/00                          By:/S/ LISA J. HOWELLS
                                        Lisa J. Howells
                                        Vice President, Treasurer and Director

                                  ENCIBAR, INC.
                          [A Development Stage Company]
              Financial Statements and Independent Auditors' Report
                                 March 31, 1999

                                  Encibar, Inc.
                          [A Development Stage Company]
                                TABLE OF CONTENTS




Independent Auditors' Report

Balance Sheet -- March 31, 1999

Statements of Operations for the years ended March 31, 1999 and 1998, and for the period from Reactivation [March 22, 1999] through March 31, 1999

Statements of Stockholders' Deficit for the years ended March 31, 1999 and 1998, and for the period from Reactivation [March 22, 1999] through March 31, 1999

Statements of Cash Flows for the years ended March 31, 1999 and 1998, and for the period from Reactivation [March 22, 1999] through March 31,

Notes to Financial Statements

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Encibar, Inc.[a development stage company]


We have audited the accompanying balance sheet of Encibar, Inc. [a development stage company] as of March 31, 1999, and the related statements of operations, stockholders' deficit, and cash flows for the years ended March 31, 1999 and 1998, and for the period from Reactivation [March 22, 1999] through March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Encibar, Inc. [a development stage company] as of March 31, 1999, and the results of operations and cash flows for the years ended March 31, 1999 and 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has accumulated losses from operations, no assets, and a net working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                              Mantyla McReynolds

Salt Lake City, Utah
July 23, 1999




                                  Encibar, Inc.
                          [A Development Stage Company]
                                  Balance Sheet
                                 March 31, 1999


                                     ASSETS


Assets .........................................................................           $    -0-
                                                                                                ---
Total Assets ...................................................................           $    -0-
                                                                                                ===


                              LIABILITIES AND STOCKHOLDERS' DEFICIT



Liabilities:
  Current Liabilities:
  Accounts Payable .............................................................   $   2,266
  Payable to shareholders - Note 4 .............................................         780
                                                                                                ---
                     Total Liabilities .........................................       3,046


Stockholders' Deficit:
  Capital Stock -- 100,000,000 shares authorized having a par value of $.001 per share; 74,482,210 shares issued
   and outstanding - NOTE 4 ....................................................      74,482
  Additional Paid-in Capital ...................................................     178,229
  Accumulated Deficit ..........................................................    (255,757)
                                                                                                ---
                Total Stockholders' Deficit ....................................      (3,046)
                                                                                                ---
        Total Liabilities and Stockholders' Deficit ............................           $    -0-
                                                                                                ===








                         See accompanying notes to financial statements.







                                  Encibar, Inc.
                          [A Development Stage Company]
                            Statements of Operations
              For the Years Ended March 31, 1999 and 1998, and for
                  the Period from Reactivation [March 22, 1999]
                             through March 31, 1999


                                                                                           Reactivation
                                                                                              through
                                                                                             March 31,
                                                      1999                1998                 1999
                                                 --------------      ---------------      ---------------
Revenues                                       $           -0-     $            -0-    $             -0-

General & Administrative Expenses                          780                  -0-                  780
                                                 --------------      ---------------      ---------------

              Operating Loss                              (780)                 -0-                 (780)

                                                 --------------      ---------------      ---------------
       Net Loss Before Income Taxes                       (780)                 -0-                 (780)

Current Year Provision for Income Taxes                    100                  -0-                  100
                                                 --------------      ---------------      ---------------

Net Loss                                       $          (880)    $            -0-    $            (880)
                                                 ==============      ===============      ===============



Loss Per Share                                 $          (.01)    $           (.01)   $            (.01)
                                                 ==============      ===============      ===============

Weighted Average Shares Outstanding                 74,482,210           74,482,210            74,482,210
                                                 ==============      ===============      ===============





                         See accompanying notes to financial statements.




                                  Encibar, Inc.
                          [A Development Stage Company]
                       Statements of Stockholders' Deficit
              For the Years Ended March 31, 1999 and 1998, and for
                  the Period from Reactivation [March 22, 1999]
                             through March 31, 1999


                                                             Additional                             Net
                               Common          Common          Paid-in         Accumulated     Stockholders'
                               Shares           Stock          Capital           Deficit          Deficit
                            ------------     ----------     ------------      ------------     -------------
Balance, March 31, 1997      74,482,210  $      74,482  $       178,229  $       (254,877) $         (2,166)

Net loss for the Year Ended
 March 31, 1998                                                                       -0-               -0-
                            ------------     ----------     ------------      ------------     -------------
Balance, March 31, 1998       74,482,210        74,482          178,229          (254,877)           (2,166)
Net loss for the Period April 1,
1998 through March 22, 1998                                                           -0-               -0-
Balance, March 22, 1999       74,482,210        74,482          178,229          (254,877)           (2,166)
(date of reactivation)
Net loss for the Period from
March 23, 1999 through March
31, 1999                                                                            (880)              (880)
                            ------------     ----------     ------------      ------------     -------------
Balance, March 31, 1999       74,482,210 $      74,482  $       178,229  $       (255,757) $         (3,046)
                            ============     ==========     ============      ============     =============




















                         See accompanying notes to financial statements.





                                  Encibar, Inc.
                          [A Development Stage Company]
                            Statements of Cash Flows
              For the Years Ended March 31, 1999 and 1998, and for
                  the Period from Reactivation [March 22, 1999]
                             through March 31, 1999

                                                                                         Reactivation
                                                                                            through
                                                                                           March 31,
                                                            1999            1998             1999
                                                            ----            ----             ----
Cash Flows Provided by/(Used for) Operating Activities
Net Loss                                             $         (880) $          -0-  $           (880)
Adjustments to reconcile net income to net cash provided by
 operating activities:
     Increase in current liabilities                             880             -0-               880
                                                         -----------     -----------     -------------
       Net Cash Used for Operating Activities                   -0-             -0-               -0-

           Net Increase/(Decrease) in Cash                      -0-             -0-               -0-

Beginning Cash Balance                                          -0-             -0-               -0-
                                                         -----------     -----------     -------------

Ending Cash Balance                                  $          -0-  $          -0-  $            -0-

                                                         ===========     ===========     =============

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for interest             $          -0-  $          -0-  $            -0-
  Cash paid during the year for income taxes         $          -0-  $          -0-  $            -0-
















                         See accompanying notes to financial statements.



                                          Encibar, Inc.
                                  [A Development Stage Company]
                                  Notes to Financial Statements
                                         March 31, 1999

NOTE 1         ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
               (a)    Organization

               Encibar, Inc. incorporated under the laws of the State of Utah on June 3, 1983. The Company engaged in various investment activities through 1987. These investing activities were unsuccessful and the Company was involuntarily dissolved in August, 1989 for failure to file an annual report. Since that time the Company was left dormant until March 22, 1999 when it was reactivated.

               The financial statements of the Company have been prepared in accordance with generally accepted accounting principles. The following summarizes the more significant of such policies:

               (b)    Income Taxes

               Effective  April 1, 1993,  the Company  adopted the provisions of
               Statement of Financial Accounting Standards No. 109 [the Statement], Accounting for Income Taxes. The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting bases and tax bases of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. Prior years' consolidated financial statements have not been restated to apply the provisions of the Statement. The cumulative effect of this change in accounting for income taxes as of March 31, 1999 is $0 due to the valuation allowance established as described in Note 3.

               (c)    Net Loss Per Common Share

               Net loss per common share is based on the weighted-average number of shares outstanding.

               (d)    Statement of Cash Flows

               For purposes of the statements of cash flows, the Company considers cash on deposit in the bank to be cash. The Company had $0 cash at March 31, 1999.



                                          Encibar, Inc.
                                  [A Development Stage Company]
                                  Notes to Financial Statements
                                         March 31, 1999
                                           [Continued]

NOTE 1         ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
               [continued]

               (e)    Use of Estimates in Preparation of Financial Statements

               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2         LIQUIDITY/GOING CONCERN

               The Company has accumulated losses since Reactivation through March 31, 1999 amounting to $255,757, has no assets, and has a net working capital deficiency at March 31, 1999. These factors raise substantial doubt about the Company's ability to continue as a going concern.

               Management  plans  include  finding  a  well-capitalized   merger
               candidate  to  recommence  its   operations.   The   consolidated
               financial  statements do not include any  adjustments  that might result  from the  outcome  of this  uncertainty.  The  Company is
               currently   negotiating  a   reorganization   plan  with  another
               corporation.

NOTE 3         INCOME TAXES

               Below is a summary of deferred tax asset calculations on net operating loss carry forward amounts. Loss carry forward amounts expire at various times through 2014. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

                                             NOL
Description                                Balance          Tax           Rate
   Federal Income Tax                         $246,115       $79,235      32%
   State Income Tax                            246,115        12,306       5%
   Valuation allowance                                      (91,541)
                                                       -------------
        Deferred tax asset 3/31/99                                $0

NOTE 4         SUBSEQUENT EVENTS/RELATED PARTY TRANSACTION

               On May 12, 1999, the Company's Board of Directors resolved to effect a reverse split of the outstanding common stock on the basis of 745 for one, effective May 15, 1999, while retaining the current authorized capital and par value. No stockholder shall own less than 100 post split shares; appropriate adjustments are to be made to the stated capital accounts and capital surplus accounts.

               Additional post split shares have been issued in the following manner:

Description                                                   Number of Shares
--------------------------------------------      ----------------------------
Issued to consultant for services                                      171,500
Issued to directors for services                                       780,000
                                                  ----------------------------
     Total shares issued                                               951,500



                            ARTICLES OF INCORPORATION
                                       OF
                                  ENCIBAR, INC.

     WE, THE UNDERSIGNED natural persons of the age of twenty-one (21) years or more, acting as incorporators of a corporation under the Utah Business
     Corporation Act, adopt the following Articles of Incorporation for such corporation.

                                ARTICLE I - NAME

     The name of the corporation is Encibar, Inc.

                              ARTICLE  II  -  DURATION

     The duration of the corporation is perpetual.

                             ARTICLE III - PURPOSES

       The purpose or purposes for which this corporation is engaged are:

     (a) To engage in the specific business of making investments, including investment in, purchase and ownership of any and all kinds of property, assets or business, whether alone or in conjunction with others. Also, to acquire, develop, explore and otherwise deal in and with all kinds of real and personal property and all related activates, and for any and all other lawful purposes.

     (b) To acquire by purchase, exchange, gift, bequest, subscription, or otherwise; and to hold, own, mortgage, pledge, hypothecate, sell, assign, transfer, exchange, or otherwise dispose of or deal in or with its own corporate securities or stock or other securities including, without limitations, any shares of stock, bonds, debentures, notes, mortgages, or other obligations, and any certificates, receipts or other instruments representing rights or interests therein on any property or assets created or issued by any person, firm, associate, or corporation, or instrumentalities thereof; to make payment therefor in any lawful manner or to issue in exchange therefor its unreserved earned surplus for the purchase of its own shares, and to exercise as owner or holder of any securities, any and all rights, powers, and privileges in respect thereof.

     (c) To do each and everything necessary, suitable, or proper for the accomplishment of any of the purposes or the attainment of any one or more of the subjects herein enumerated, or which may, at any time, appear conducive to or expedient for the protection or benefit of this corporation, and to do said acts as fully and to the same extent as natural persons might, or could do in any part of the world as principals, agents, partners, trustees, or otherwise, either alone or in conjunction with any other person, association, or corporation.

     (d) The foregoing clauses shall be construed both as purposes and powers and shall not be held to limit or restrict in any manner the general powers of the corporation, and the enjoyment and exercise thereof, as conferred by the laws of the State of Utah; and it is the intention that the purposes and powers specified in each of the paragraphs of this Article III shall be regarded as independent purposes and powers.


                               ARTICLE IV STOCK

     The aggregate number of shares which this corporation shall have authority to issue is 100,000,000 shares of Common Stock having $.001 par value per share. All stock of the corporation shall be of the same class, common, and shall have the same rights and preferences. Fully-paid stock of this corporation shall not be liable to any further call or assessment.

                              ARTICLE V - AMENDMENT

     These Articles of Incorporation may be amended by the affirmative vote of "a majority" of the shares entitled to vote on each such amendment.

                        ARTICLE VI - SHAREHOLDERS RIGHTS

     The authorized and treasury stock of this corporation may be issued at such time, upon such terms and conditions and for such consideration as the Board of Directors shall determine. Shareholders shall not have pre-emptive rights to acquire unissued shares of the stock of this corporation.

                          ARTICLE VII - CAPITALIZATION

     This corporation will not commence business until consideration of a value of at least $1,000 has been received for the issuance of said shares.

                     ARTICLE VIII - INITIAL OFFICE AND AGENT

                               Denny W. Nestripke
                        311 South State Street, Suite 410
                           Salt Lake City, Utah 84111

                             ARTICLE IX - DIRECTORS

     The directors are hereby given the authority to do any act on behalf of the corporation by law and in each instance where the Business Corporation Act provides that the directors may act in certain instances where the Articles of Incorporation authorize such action by the directors, the directors are hereby given authority to act in such instances without specifically numerating such potential action or instance herein. The directors are specifically given the authority to mortgage or pledge any or all assets of the business without stockholders' approval.

     The number of directors constituting the initial Board of Directors of this corporation is three. The names and addresses of persons who are to serve as Directors until the first annual meeting of stockholders or until their successors are elected and qualify, are:

                    NAME                               ADDRESS

                Roger A. Pankow                      610 West 11400 South
                                                     Sandy, Utah 84070

                Franklin L. Kimball                  1095 East 5290 South
                                                     Salt Lake City, Utah 84117

                Denny W. Nestripke                   311 South State, Suite 410
                                                     Salt Lake City, Utah 84111

                            ARTICLE X- INCORPORATORS

                  The name and address of each Incorporator is:

                   NAME                               ADDRESS
                Thomas G. Kimble                     311 South State, #440
                                                     Salt Lake City, UT 84111

                Leon W. Crockett                     311 South State, #440
                                                     Salt Lake City, UT 84111

                Van L. Butler                        311 South State, #440
                                                     Salt Lake City, UT 84111

                                   ARTICLE XI
              COMMON DIRECTORS - TRANSACTIONS BETWEEN CORPORATIONS

     No contract or other transaction between this corporation and any one or more of its directors or any other corporation, firm, association, or entity in which one or more of its directors or officers are financially interested, shall be either void or voidable because of such relationship or interest, or because such director or directors are present at the meeting of the Board of Directors, or a committee thereof, which authorizes, approves, or ratifies such contract or transaction, or because his or their votes are counted for such purpose if: (a) the fact of such relationship or interest is disclosed or known to the Board of Directors or committee which authorizes, approves, or ratifies the contract or transaction by vote or consent sufficient for the purpose without counting the votes or consents of such interested director; or (b) the fact of such relationship or interest is disclosed or known to the stockholders entitled to vote and they authorize, approve, or ratify such contract or transaction by vote or written consent, or (c) the contract or transaction is fair and reasonable to the corporation. Common or interested directors may be counted in determining the presence of a quor-4m at a meeting of the Board of Directors or committee thereof which authorizes, approves, or ratifies such contract or transaction.

Under penalties of perjury, we declare that these Articles of Incorporation have been examined by us and are, to the best of our knowledge and belief, true, correct and complete. DATED this 3rd day of June, 1983.

                                                          /S/ THOMAS G. KIMBLE
                                                          /S/ LEON W. CROCKETT
                                                          /S/ VAN L. BUTLER

                              ARTICLES OF AMENDMENT
                                     TO THE
                            ARTICLES OF INCORPORATION
                                       OF
                                  ENCIBAR, INC.


     Pursuant to the provisions of the Utah Business Corporation Act, the undersigned Corporation hereby, adopts the following Articles of Amendment to its Articles of Incorporation.
                                        I

                         The name of the Corporation is:

                                  Encibar, Inc.

                                       II

     The following amendments to the Articles of Incorporation were adopted by the Board of Directors of the Corporation:

         FIRST:   Article IV shall be amended as follows, to-wit:

     Resolved, to effect a reverse split of the issued and outstanding voting securities of the Corporation's one mil ($0.001) par value common stock (the "Common Stock") on a basis of one for seven hundred forty five (1:745), while retaining the current authorized capital and par value, with appropriate adjustments in the stated capital accounts and capital surplus account, with all fractional shares being rounded up to the nearest whole share; provided, however, that no stockholder, computed on a per stock certificate of record basis on the effective date hereof, currently owing 100 or more shares shall be reduced to less than 100 shares as a result of the reverse split and that no stockholder owning less than 100 shares, on the per stock certificate of record basis on the effective date hereof, shall be affected by the reverse split; such additional shares required to provide the minimum of 100 shares shall be conveyed to the shareholders by the Company; and provided, further, the reverse split will become effective as of May 15, 1999; and that all shares required for rounding be issued by the Company. The Company will issue up to 2,000 shares to cover DTC participants.

         SECOND:  Shareholder approval is not required.

     IN WITNESS WHEREOF, Encibar, Inc. has caused this Certificate to be signed by Sara Edson, the company's President. This 23 day of September, 1999.


                                                          By: /S/ SARAH EDSON
                                                          Sara Edson, President

                                     BYLAWS
                                       OF
                                 ENCIBAR, INC..

                                    ARTICLE I
                                     OFFICES

     Section 1.01 Location of Office. The corporation may maintain such offices within or without the State of Utah as the Board of Directors may from time to time designate or require.

     Section 1.02 Principal Office. The address of the principal office of the corporation shall be at the address of the registered office of the corporation as so designated in the office of the Lieutenant Governor/Secretary of State of the state of incorporation, or at such other address as the Board of Directors shall from time to time determine.

                                   ARTICLE II
                                  SHAREHOLDERS

     Section 2.0 Annual Meeting. The annual meeting of the shareholders shall be held in May of each year or at such other time designated by the Board of Directors and as is provided for in the notice of the meeting, for the purpose of electing directors and for the transaction of such other business as may come before the meeting. If the election of directors shall not be held on the day designated for the annual meeting of the shareholders, or at any adjournment thereof, the Board of Directors shall cause the election to be held at a special meeting of the shareholders as soon thereafter as may be convenient.

     Section 2.02 Special Meetings. Special meetings of the shareholders may be called at any time by the chairman of the board, the president, or by the Board of Directors, or in their absence or disability, by any vice president, and shall be called by the president or, in his or her absence or disability, by a vice president or by the secretary on the written request of the holders of not less than one-tenth of all the shares entitled to vote at the meeting, such written request to state the purpose or purposes of the meeting and to be delivered to the president, each vice-president, or secretary. In case of failure to call such meeting within 60 days after such request, such shareholder or shareholders may call the same.

     Section 2.03 Place of Meetings. The Board of Directors may designate any place, either within or without the state of incorporation, as the place of meeting for any annual meeting or for any special meeting called by the Board of Directors. A waiver of notice signed by all shareholders entitled to vote at a meeting may designate any place, either within or without the state of incorporation, as the place for the holding of such meeting. If no designation is made, or if a special meeting be otherwise called, the place of meeting shall be at the principal office of the corporation.

     Section 2.04 Notice of Meetings. The secretary or assistant secretary, if any, shall cause notice of the time, place, and purpose or purposes of all meetings of the shareholders (whether annual or special), to be mailed at least ten (10) days, but not more than fifty (50) days, prior to the meeting, to each shareholder of record entitled to vote.

     Section 2.05 Waiver of Notice. Any shareholder may waive notice of any meeting of shareholders (however called or noticed, whether or not called or noticed and whether before, during, or after the meeting), by signing a written waiver of notice or a consent to the holding of such meeting, or an approval of the minutes thereof. Attendance at a meeting, in person or by proxy, shall constitute waiver of all defects of call or notice regardless of whether waiver, consent, or approval is signed or any objections are made. All such waivers, consents, or approvals shall be made a part of the minutes of the meeting.

     Section  2.06  Fixing   Record  Date.   For  the  purpose  of   determining
shareholders entitled to notice of or to vote at any annual meeting of shareholders or any adjournment thereof, or shareholders entitled to receive payment of any dividend or in order to make a determination of shareholders for any other proper purpose, the Board of Directors of the corporation may provide that the share transfer books shall be closed, for the purpose of determining shareholders entitled to notice of or to vote at such meeting, but not for a period exceeding fifty (50) days. If the share transfer books are closed for the purpose of determining shareholders entitled to notice of or to vote at such meeting, such books shall be closed for at least ten (10) days immediately preceding such meeting.

     In lieu of closing the share transfer books, the Board of Directors may fix in advance a date as the record date for any such determination of shareholders, such date in any case to be not more than fifty (50) and, in case of a meeting of shareholders, not less than ten (10) days prior to the date on which the particular action requiring such determination of shareholders is to be taken. If the share transfer books are not closed and no record date is fixed for the determination of shareholders entitled to notice of or to vote at a meeting or to receive payment of a dividend, the date on which notice of the meeting is mailed or the date on which the resolution of the Board of Directors declaring such dividend is adopted, as the case may be, shall be the record date for such determination of shareholders. When a determination of shareholders entitled to vote at any meeting of shareholders has been made as provided in this Section, such determination shall apply to any adjournment thereof. Failure to comply with this Section shall not affect the validity of any action taken at a meeting of shareholders.

     Section 2.07 Voting Lists. The officer or agent of the corporation having charge of the share transfer books for shares of the corporation shall make, at least ten (10) days before each meeting of the shareholders, a complete list of the shareholders entitled to vote at such meeting or any adjournment thereof, arranged in alphabetical order, with the address of, and the number of shares held by each, which list, for a period of ten (10) days prior to such meeting, shall be kept on file at the registered office of the corporation and shall be subject to inspection by any shareholder during the whole time of the meeting. The original share transfer book shall be prima facia evidence as to the shareholders who are entitled to examine such list or transfer books, or to vote at any meeting of shareholders.

     Section 2.08 Quorum. One-half of the total voting power of the outstanding shares of the corporation entitled to vote, represented in person or by proxy, shall constitute a quorum at a meeting of the shareholders. If a quorum is present, the affirmative vote of the majority of the voting power represented by shares at the meeting and entitled to vote on the subject shall constitute action by the shareholders, unless the vote of a greater number or voting by classes is required by the laws of the state of incorporation of the corporation or the Articles of Incorporation. If less than one-half of the outstanding voting power is represented at a meeting, a majority of the voting power represented by shares so present may adjourn the meeting from time to time without further notice. At such adjourned meeting at which a quorum shall be present or represented, any business may be transacted which might have been transacted at the meeting as originally noticed.

     Section 2.09 Voting of Shares. Each outstanding share of the corporation entitled to vote shall be entitled to one vote on each matter submitted to vote at a meeting of shareholders, except to the extent that the voting rights of the shares of any class or series of stock are determined and specified as greater or lesser than one vote per share in the manner provided by the Articles of Incorporation.

     Section 2.10 Proxies. At each meeting of the shareholders, each shareholder entitled to vote shall be entitled to vote in person or by proxy; provided, however, that the right to vote by proxy shall exist only in case the instrument authorizing such proxy to act shall have been executed in writing by the registered holder or holders of such shares, as the case may be, as shown on the share transfer of the corporation or by his or her or her attorney thereunto duly authorized in writing. Such instrument authorizing a proxy to act shall be delivered at the beginning of such meeting to the secretary of the corporation or to such other officer or person who may, in the absence of the secretary, be acting as secretary of the meeting. In the event that any such instrument shall designate two or more persons to act as proxies, a majority of such persons present at the meeting, or if only one be present, that one shall (unless the instrument shall otherwise provide) have all of the powers conferred by the instrument on all persons so designated. Persons holding stock in a fiduciary capacity shall be entitled to vote the shares so held and the persons whose shares are pledged shall be entitled to vote, unless in the transfer by the pledge or on the books of the corporation he or she shall have expressly empowered the pledgee to vote thereon, in which case the pledgee, or his or her proxy, may represent such shares and vote thereon.

     Section 2.11 Written Consent to Action by Shareholders. Any action required to be taken at a meeting of the shareholders, or any other action which may be taken at a meeting of the shareholders, may be taken without a meeting, if a consent in writing, setting forth the action so taken, shall be signed by all of the shareholders entitled to vote with respect to the subject matter thereof.

                                   ARTICLE III
                                    DIRECTORS

     Section 3.01 General Powers. The property, affairs, and business of the corporation shall be managed by its Board of Directors. The Board of Directors may exercise all the powers of the corporation whether derived from law or the Articles of Incorporation, except such powers as are by statute, by the Articles of Incorporation or by these Bylaws, vested solely in the shareholders of the corporation.

     Section 3.02 Number, Term, and Qualifications. The Board of Directors shall consist of three to nine persons. Increases or decreases to said number may be made, within the numbers authorized by the Articles of Incorporation, as the Board of Directors shall from time to time determine by amendment to these Bylaws. An increase or a decrease in the number of the members of the Board of Directors may also be made upon amendment to these Bylaws by a majority vote of all of the shareholders, and the number of directors to be so increased or decreased shall be fixed upon a majority vote of all of the shareholders of the corporation. Each director shall hold office until the next annual meeting of shareholders of the corporation and until his or her successor shall have been elected and shall have qualified. Directors need not be residents of the state of incorporation or shareholders of the corporation.

     Section 3.03 Classification of Directors. In lieu of electing the entire number of directors annually, the Board of Directors may provide that the directors be divided into either two or three classes, each class to be as nearly equal in number as possible, the term of office of the directors of the first class to expire at the first annual meeting of shareholders after their election, that of the second class to expire at the second annual meeting after their election, and that of the third class, if any, to expire at the third annual meeting after their election. At each annual meeting after such classification, the number of directors equal to the number of the class whose term expires at the time of such meeting shall be elected to hold office until the second succeeding annual meeting, if there be two classes, or until the third succeeding annual meeting, if there be three classes.

     Section 3.04 Regular Meetings. A regular meeting of the Board of Directors shall be held without other notice than this Bylaw immediately following, and at the same place as, the annual meeting of shareholders. The Board of Directors may provide by resolution the time and place, either within or without the state of incorporation, for the holding of additional regular meetings without other notice than such resolution.

     Section 3.05 Special Meetings. Special meetings of the Board of Directors may be called by or at the request of the president, vice president, or any two directors. The person or persons authorized to call special meetings of the Board of Directors may fix any place, either within or without the state of incorporation, as the place for holding any special meeting of the Board of Directors called by them.

     Section 3.06 Meetings by Telephone Conference Call. Members of the Board of Directors may participate in a meeting of the Board of Directors or a committee of the Board of Directors by means of conference telephone or similar communication equipment by means of which all persons participating in the meeting can hear each other, and participation in a meeting pursuant to this Section shall constitute presence in person at such meeting.

     Section 3.07 Notice. Notice of any special meeting shall be given at least ten (10) days prior thereto by written notice delivered personally or mailed to each director at his or her regular business address or residence, or by telegram. If mailed, such notice shall be deemed to be delivered when deposited in the United States mail so addressed, with postage thereon prepaid. If notice be given by telegram, such notice shall be deemed to be delivered when the telegram is delivered to the telegraph company. Any director may waive notice of any meeting. Attendance of a director at a meeting shall constitute a waiver of notice of such meeting, except where a director attends a meeting solely for the express purpose of objecting to the transaction of any business because the meeting is not lawfully called or convened.

     Section 3.08 Quorum. A majority of the number of directors shall constitute a quorum for the transaction of business or any meeting of the Board of Directors, but if less than a majority is present at a meeting, a majority of the directors present may adjourn the meeting from time to time without further notice.

     Section 3.09 Manner of Acting. The act of a majority of the directors present at a meeting at which a quorum is present shall be the act of the Board of Directors, and the individual directors shall have no power as such.

     Section 3.10 Vacancies and Newly Created Directorship. If any vacancies shall occur in the Board of Directors by reason of death, resignation or otherwise, or if the number of directors shall be increased, the directors then in office shall continue to act and such vacancies or newly created directorships shall be filled by a vote of the directors then in office, though less than a quorum, in any way approved by the meeting. Any directorship to be filled by reason of removal of one or more directors by the shareholders may be filled by election by the shareholders at the meeting at which the director or directors are removed.

     Section 3.11 Compensation. By resolution of the Board of Directors, the directors may be paid their expenses, if any, of attendance at each meeting of the Board of Directors, and may be paid a fixed sum for attendance at each meeting of the Board of Directors or a stated salary as director. No such payment shall preclude any director from serving the corporation in any other capacity and receiving compensation therefor.

     Section 3.12 Presumption of Assent. A director of the corporation who is present at a meeting of the Board of Directors at which action on any corporate matter is taken shall be presumed to have assented to the action taken unless his or her dissent shall be entered in the minutes of the meeting, unless he or she shall file his or her written dissent to such action with the person acting as the secretary of the meeting before the adjournment thereof, or shall forward such dissent by registered or certified mail to the secretary of the corporation immediately after the adjournment of the meeting. Such right to dissent shall not apply to a director who voted in favor of such action.

     Section 3.13 Resignations. A director may resign at any time by delivering a written resignation to either the president, a vice president, the secretary, or assistant secretary, if any. The resignation shall become effective on its acceptance by the Board of Directors; provided, that if the board has not acted thereon within ten days (10) from the date presented, the resignation shall be deemed accepted.

     Section 3.14 Written Consent to Action by Directors. Any action required to be taken at a meeting of the directors of the corporation or any other action which may be taken at a meeting of the directors or of a committee, may be taken without a meeting, if a consent in writing, setting forth the action so taken, shall be signed by all of the directors, or all of the members of the committee, as the case may be. Such consent shall have the same legal effect as a unanimous vote of all the directors or members of the committee.

     Section 3.15 Removal. At a meeting expressly called for that purpose, one or more directors may be removed by a vote of a majority of the shares of outstanding stock of the corporation entitled to vote at an election of directors.

                                   ARTICLE IV
                                    OFFICERS

     Section 4.01 Number. The officers of the corporation shall be a president, one or more vice-presidents, as shall be determined by resolution of the Board of Directors, a secretary, a treasurer, and such other officers as may be appointed by the Board of Directors. The Board of Directors may elect, but shall not be required to elect, a chairman of the board and the Board of Directors may appoint a general manager.

     Section 4.02 Election, Term of Office, and Qualifications. The officers shall be chosen by the Board of Directors annually at its annual meeting. In the event of failure to choose officers at an annual meeting of the Board of Directors, officers may be chosen at any regular or special meeting of the Board of Directors. Each such officer (whether chosen at an annual meeting of the Board of Directors to fill a vacancy or otherwise) shall hold his or her office until the next ensuing annual meeting of the Board of Directors and until his or her successor shall have been chosen and qualified, or until his or her death, or until his or her resignation or removal in the manner provided in these Bylaws. Any one person may hold any two or more of such offices, except that the president shall not also be the secretary. No person holding two or more offices shall act in or execute any instrument in the capacity of more than one office. The chairman of the board, if any, shall be and remain a director of the corporation during the term of his or her office. No other officer need be a director.

     Section 4.03 Subordinate Officers, Etc. The Board of Directors from time to time may appoint such other officers or agents as it may deem advisable, each of whom shall have such title, hold office for such period, have such authority, and perform such duties as the Board of Directors from time to time may determine. The Board of Directors from time to time may delegate to any officer or agent the power to appoint any such subordinate officer or agents and to prescribe their respective titles, terms of office, authorities, and duties. Subordinate officers need not be shareholders or directors.

     Section 4.04 Resignations. Any officer may resign at any time by delivering a written resignation to the Board of Directors, the president, or the secretary. Unless otherwise specified therein, such resignation shall take effect on delivery.

     Section 4.05 Removal. Any officer may be removed from office at any special meeting of the Board of Directors called for that purpose or at a regular meeting, by vote of a majority of the directors, with or without cause. Any officer or agent appointed in accordance with the provisions of Section 4.03 hereof may also be removed, either with or without cause, by any officer on whom such power of removal shall have been conferred by the Board of Directors.

     Section 4.06 Vacancies and Newly Created Offices. If any vacancy shall occur in any office by reason of death, resignation, removal, disqualification, or any other cause, or if a new office shall be created, then such vacancies or newly created offices may be filled by the Board of Directors at a regular or special meeting.

     Section 4.07 The Chairman of the Board. The Chairman of the Board, if there be such an officer, shall have the following powers and duties:

     (a) He or she shall preside at all shareholders' meetings;

     (b) He or she shall preside at all meetings of the Board of Directors; and

     (c) He or she shall be a member of the executive committee, if any.

     Section 4.08 The President. The president shall have the following powers and duties:

     (a) If no general manager has been appointed, he or she shall be the chief executive officer of the corporation, and, subject to the direction of the Board of Directors, shall have general charge of the business, affairs, and property of the corporation and general supervision over its officers, employees, and agents;

     (b) If no chairman of the board has been chosen, or if such officer is absent or disabled, he or she shall preside at meetings of the shareholders and Board of Directors;

     (c) He or she shall be a member of the executive committee, if any;

     (d) He or she shall be empowered to sign certificates representing shares of the corporation, the issuance of which shall have been authorized by the Board of Directors; and

     (e) He or she shall have all power and shall perform all duties normally incident to the office of a president of a corporation, and shall exercise such other powers and perform such other duties as from time to time may be assigned to him or her by the Board of Directors.

     Section 4.10 The Secretary. The secretary shall have the following powers and duties:

     (a) He or she shall keep or cause to be kept a record of all of the proceedings of the meetings of the shareholders and of the Board of Directors in books provided for that purpose;

     (b) He or she shall cause all notices to be duly given in accordance with the provisions of these Bylaws and as required by statute;

     (c) He or she shall be the custodian of the records and of the seal of the corporation, and shall cause such seal (or a facsimile thereof) to be affixed to all certificates representing shares of the corporation prior to the issuance thereof and to all instruments, the execution of which on behalf of the corporation under its seal shall have been duly authorized in accordance with these Bylaws, and when so affixed, he or she may attest the same;

     (d) He or she shall assume responsibility that the books, reports, statements, certificates, and other documents and records required by statute are properly kept and filed;

     (e) He or she shall have charge of the share books of the corporation and cause the share transfer books to be kept in such manner as to show at any time the amount of the shares of the corporation of each class issued and outstanding, the manner in which and the time when such stock was paid for, the names alphabetically arranged and the addresses of the holders of record thereof, the number of shares held by each holder and time when each became such holder or record; and he or she shall exhibit at all reasonable times to any director, upon application, the original or duplicate share register. He or she shall cause the share book referred to in Section 6.04 hereof to be kept and exhibited at the principal office of the corporation, or at such other place as the Board of Directors shall determine, in the manner and for the purposes provided in such Section;

     (f) He or she shall be empowered to sign certificates representing shares of the corporation, the issuance of which shall have been authorized by the Board of Directors; and

     (g) He or she shall perform in general all duties incident to the office of secretary and such other duties as are given to him or her by these Bylaws or as from time to time may be assigned to him or her by the Board of Directors or the president.

     Section 4.11 The Treasurer. The treasurer shall have the following powers and duties:
     (a) He or she shall have charge and supervision over and be responsible for the monies, securities, receipts, and disbursements of the corporation;

     (b) He or she shall cause the monies and other valuable effects of the corporation to be deposited in the name and to the credit of the corporation in such banks or trust companies or with such banks or other depositories as shall be selected in accordance with Section 5.03 hereof;

     (c) He or she shall cause the monies of the corporation to be disbursed by checks or drafts (signed as provided in Section 5.04 hereof) drawn on the authorized depositories of the corporation, and cause to be taken and preserved property vouchers for all monies disbursed;

     (d) He or she shall render to the Board of Directors or the president, whenever requested, a statement of the financial condition of the corporation and of all of this transactions as treasurer, and render a full financial report at the annual meeting of the shareholders, if called upon to do so;

     (e) He or she shall cause to be kept correct books of account of all the business and transactions of the corporation and exhibit such books to any director on request during business hours;

     (f) He or she shall be empowered from time to time to require from all officers or agents of the corporation reports or statements given such information as he or she may desire with respect to any and all financial transactions of the corporation; and

     (g) He or she shall perform in general all duties incident to the office of treasurer and such other duties as are given to him or her by these Bylaws or as from time to time may be assigned to him or her by the Board of Directors or the president.

     Section 4.12 General Manager. The Board of Directors may employ and appoint a general manager who may, or may not, be one of the officers or directors of the corporation. The general manager, if any, shall have the following powers and duties;
     (a) He or she shall be the chief executive officer of the corporation and, subject to the directions of the Board of Directors, shall have general charge of the business affairs and property of the corporation and general supervision over its officers, employees, and agents;

     (b) He or she shall be charged with the exclusive management of the business of the corporation and of all of its dealings, but at all times be subject to the control of the Board of Directors;

     (c) Subject to the approval of the Board of Directors or the executive committee, if any, he or she shall employ all employees of the corporation, or delegate such employment to subordinate officers, and shall have authority to discharge any person so employed; and

     (d) He or she shall make a report to the president and directors as often as required, setting forth the results of the operations under his or her charge, together with suggestions looking toward improvement and betterment of the condition of the corporation, and shall perform such other duties as the Board of Directors may require.

     Section 4.13 Salaries. The salaries and other compensation of the officers of the corporation shall be fixed from time to time by the Board of Directors, except that the Board of Directors may delegate to any person or group of persons the power to fix the salaries or other compensation of any subordinate officers or agents appointed in accordance with the provisions of Section 4.03 hereof. No officer shall be prevented from receiving any such salary or compensation by reason of the fact that he or she is also a director of the corporation.

     Section 4.14 Surety Bonds. In case the Board of Directors shall so require, any officer or agent of the corporation shall execute to the corporation a bond in such sums and with such surety or sureties as the Board of Directors may direct, conditioned upon the faithful performance of his or her duties to the corporation, including responsibility for negligence and for the accounting of all property, monies, or securities of the corporation which may come into his or her hands.

                                    ARTICLE V
                  EXECUTION OF INSTRUMENTS, BORROWING OF MONEY,
                         AND DEPOSIT OF CORPORATE FUNDS

     Section 5.01 Execution of Instruments. Subject to any limitation contained in the Articles of Incorporation or these Bylaws, the president or any vice president or the general manager, if any, may, in the name and on behalf of the corporation, execute and deliver any contract or other instrument authorized in writing by the Board of Directors. The Board of Directors may, subject to any limitation contained in the Articles of Incorporation or in these Bylaws, authorize in writing any officer or agent to execute and deliver any contract or other instrument in the name and on behalf of the corporation; any such authorization may be general or confined to specific instances.

     Section 5.02 Loans. No loans or advances shall be contracted on behalf of the corporation, no negotiable paper or other evidence of its obligation under any loan or advance shall be issued in its name, and no property of the corporation shall be mortgaged, pledged, hypothecated, transferred, or conveyed as security for the payment of any loan, advance, indebtedness, or liability of the corporation, unless and except as authorized by the Board of Directors. Any such authorization may be general or confined to specific instances.

     Section 5.03 Deposits. All monies of the corporation not otherwise employed shall be deposited from time to time to its credit in such banks and or trust companies or with such bankers or other depositories as the Board of Directors may select, or as from time to time may be selected by any officer or agent authorized to do so by the Board of Directors.

     Section 5.04 Checks, Drafts, Etc. All notes, drafts, acceptances, checks, endorsements, and, evidences of indebtedness of the corporation, subject to the provisions of these Bylaws, shall be signed by such officer or officers or such agent or agents of the corporation and in such manner as the Board of Directors from time to time may determine. Endorsements for deposit to the credit of the corporation in any of its duly authorized depositories shall be in such manner as the Board of Directors from time to time may determine.

     Section 5.05 Bonds and Debentures. Every bond or debenture issued by the corporation shall be evidenced by an appropriate instrument which shall be signed by the president or vice president and by the secretary and sealed with the seal of the corporation. The seal may be a facsimile, engraved or printed. where such bond or debenture is authenticated with the manual signature of an authorized officer of the corporation or other trustee designated by the indenture of trust or other agreement under which such security is issued, the signature of any of the corporation's officers named thereon may be a facsimile. In case any officer who signed, or whose facsimile signature has been used on any such bond or debenture, should cease to be an officer of the corporation for any reason before the same has been delivered by the corporation, such bond or debenture may nevertheless be adopted by the corporation and issued and delivered as through the person who signed it or whose facsimile signature has been used thereon had not ceased to be such officer.

     Section 5.06 Sale, Transfer, Etc. of Securities. Sales, transfers, endorsements, and assignments of stocks, bonds, and other securities owned by or standing in the name of the corporation, and the execution and delivery on behalf of the corporation of any and all instruments in writing incident to any such sale, transfer, endorsement, or assignment, shall be effected by the president, or by any vice president, together with the secretary, or by an officer or agent thereunto authorized by the Board of Directors.

     Section 5.07 Proxies. Proxies to vote with respect to shares of other corporations owned by or standing in the name of the corporation shall be executed and delivered on behalf of the corporation by the president or any vice president and the secretary or assistant secretary of the corporation, or by any officer or agent thereunder authorized by the Board of Directors.

                                   ARTICLE VI
                                 CAPITAL SHARES


     Section 6.01 Share Certificates. Every holder of shares in the corporation shall be entitled to have a certificate, signed by the president or any vice president, and the secretary or assistant secretary, and sealed with the seal (which may be a facsimile, engraved or printed) of the corporation, certifying the number and kind, class or series of shares owned by him or her in the corporation; provided, however, that where such a certificate is countersigned by (a) a transfer agent or an assistant transfer agent, or (b) registered by a registrar, the signature of any such president, vice president, secretary, or assistant secretary may be a facsimile. In case any officer who shall have signed, or whose facsimile signature or signatures shall have been used on any such certificate, shall cease to be officer of the corporation, for any reason, before the delivery of such certificate by the corporation, such certificate may nevertheless be adopted by the corporation and be issued and delivered as though the person who signed it, or whose facsimile signature or signatures shall have been used thereon, has not ceased to be such officer. Certificates representing shares of the corporation shall be in such form as provided by the statutes of the state of incorporation. There shall be entered on the share books of the corporation at the time of issuance of each share, the number of the certificate issued, the name and address of the person owning the shares represented thereby, the number and kind, class or series of such shares, and the date of issuance thereof. Every certificate exchanged or returned to the corporation shall be marked "Canceled" with the date of cancellation.

     Section 6.02 Transfer of Shares. Transfers of shares of the corporation shall be made on the books of the corporation by the holder of record thereof, or by his or her attorney thereunto duly authorized by a power of attorney duly executed in writing and filed with the secretary of the corporation or any of its transfer agents, and on surrender of the certificate or certificates, properly endorsed or accompanied by proper instruments or transfer, representing such shares. Except as provided by law, the corporation and transfer agents and registrars, if any, shall be entitled to treat the holder of record of any stock as the absolute owner thereof for all purposes, and accordingly, shall not be bound to recognize any legal, equitable, or other claim to or interest in such shares on the part of any other person whether or not it or they shall have express or other notice thereof.

     Section 6.03 Regulations. Subject to the provisions of this Article VI and of the Articles of Incorporation, the Board of Directors may make such rules and regulations as they may deem expedient concerning the issuance, transfer, redemption, and registration of certificates for shares of the corporation.

     Section 6.04 Maintenance of Stock Ledger at Principal Place of Business. A share book (or books where more than one kind, class, or series or stock is outstanding) shall be kept at the principal place of business of the corporation, or at such other place as the Board of Directors shall determine, containing the names, alphabetically arranged, of original shareholders of the corporation, their addresses, their interest, the amount paid on their shares, and all transfers thereof and the number and class of shares held by each. Such share books shall at all reasonable hours be subject to inspection by persons entitled by law to inspect the same.

     Section 6.05 Transfer Agents and Registrars. The Board of Directors may appoint one or more transfer agents and one or more registrars with respect to the certificates representing shares of the corporation, and may require all such certificates to bear the signature of either or both. The Board of
Directors may from time to time define the respective duties of such transfer agents and registrars. No certificate for shares shall be valid until countersigned by a transfer agent, if at the date appearing thereon the corporation had a transfer agent for such shares, and until registered by a registrar, if at such date the corporation had a registrar for such shares.

     Section 6.06 Closing of Transfer Books and Fixing of Record Date.

     (a) The Board of Directors shall have power to close the share books of the corporation for a period of not to exceed fifty (50) days preceding the date of any meeting of shareholders, or the date for payment of any dividend, or the date for the allotment of rights, or capital shares shall go into effect, or a date in connection with obtaining the consent of shareholder for any purpose.

     (b) In lieu of closing the share transfer books as aforesaid, the Board of Directors may fix in advance a date, not exceeding fifty (50) days preceding the date of any meeting of shareholders, or the date for the payment of any dividend, or the date for the allotment of rights, or the date when any change or conversion or exchange of capital shares shall go into effect, or a date in connection with obtaining any such consent, as a record date for the determination of the shareholders entitled to a notice of, and to vote at, any such meeting and any adjournment thereof, or entitled to receive payment of any such dividend, or to any such allotment of rights, or exercise the rights in respect of any such change, conversion or exchange of capital stock, or to give such consent.

     (c) If the share transfer books shall be closed or a record date set for the purpose of determining shareholders entitled to notice of or to vote at a meeting of shareholders, such books shall be closed for, or such record date shall be, at least ten (10) days immediately preceding such meeting.

     Section 6.07 Lost or Destroyed Certificates. The corporation may issue a new certificate for shares of the corporation in place of any certificate theretofore issued by it, alleged to have been lost or destroyed, and the Board of Directors may, in its discretion, require the owner of the lost or destroyed certificate or his or her legal representatives, to give the corporation a bond in such form and amount as the Board of Directors may direct, and with such surety or sureties as may be satisfactory to the board, to indemnify the corporation and its transfer agents and registrars, if any, against any claims that may be made against it or any such transfer agent or registrar on account of the issuance of such new certificate. A new certificate may be issued without requiring any bond when, in the judgement of the Board of Directors, it is proper to do so.

     Section 6.08 No Limitation on Voting Rights; Limitation on Dissenter's Rights. To the extent permissible under the applicable law of any jurisdiction to which the corporation may become subject by reason of the conduct of business, the ownership of assets, the residence of shareholders, the location of offices or facilities, or any other item, the corporation elects not to be governed by the provisions of any statute that (i) limits, restricts, modifies, suspends, terminates, or otherwise affects the rights of any shareholder to cast one vote for each share of common stock registered in the name of such shareholder on the books of the corporation, without regard to whether such shares were acquired directly from the corporation or from any other person and without regard to whether such shareholder has the power to exercise or direct the exercise of voting power over any specific fraction of the shares of the corporation or from any other person and without regard to whether such shareholder has the power to exercise or direct the exercise of voting power over any specific fraction of the shares of common stock of the corporation issued and outstanding or (ii) grants to any shareholder the right to have his or her stock redeemed or purchased by the corporation or any other shareholder on the acquisition by any person or group of persons of shares of the corporation. In particular, to the extent permitted under the laws of the state of incorporation, the corporation elects not to be governed by any such provision, including the provisions of the Utah Control Shares Acquisition Act,
Section 61-6-1 et seq., of the Utah Code Annotated, as amended, or any statute of similar effect or tenor.

                                   ARTICLE VII
                    EXECUTIVE COMMITTEE AND OTHER COMMITTEES

     Section 7.01 How Constituted. The Board of Directors may designate an executive committee and such other committees as the Board of Directors may deem appropriate, each of which committees shall consist of two or more directors. Members of the executive committee and of any such other committees shall be designated annually at the annual meeting of the Board of Directors; provided, however, that at any time the Board of Directors may abolish or reconstitute the executive committee or any other committee. Each member of the executive committee and of any other committee shall hold office until his or her successor shall have been designated or until his or her resignation or removal in the manner provided in these Bylaws.

     Section 7.02 Powers. During the intervals between meetings of the Board of Directors, the executive committee shall have and may exercise all powers of the Board of Directors in the management of the business and affairs of the corporation, except for the power to fill vacancies in the Board of Directors or to amend these Bylaws, and except for such powers as by law may not be delegated by the Board of Directors to an executive committee.

     Section 7.03 Proceedings. The executive committee, and such other committees as may be designated hereunder by the Board of Directors, may fix its own presiding and recording officer or officers, and may meet at such place or places, at such time or times and on such notice (or without notice) as it shall determine from time to time. It will keep a record of its proceedings and shall report such proceedings to the Board of Directors at the meeting of the Board of Directors next following.

     Section 7.04 Quorum and Manner of Acting. At all meetings of the executive committee, and of such other committees as may be designated hereunder by the Board of Directors, the presence of members constituting a majority of the total authorized membership of the committee shall be necessary and sufficient to constitute a quorum for the transaction of business, and the act of a majority of the members present at any meeting at which a quorum is present shall be the act of such committee. The members of the executive committee, and of such other committees as may be designated hereunder by the Board of Directors, shall act only as a committee and the individual members thereof shall have not powers as such.

     Section 7.05 Resignations. Any member of the executive committee, and of such other committees as may be designated hereunder by the Board of Directors, may resign at any time by delivering a written resignation to either the president, the secretary, or assistant secretary, or to the presiding officer of the committee of which he or she is a member, if any shall have been appointed and shall be in office. Unless otherwise specified herein, such resignation shall take effect on delivery.

     Section 7.06 Removal. The Board of Directors may at any time remove any member of the executive committee or of any other committee designated by it hereunder either for or without cause.

     Section 7.07 Vacancies. If any vacancies shall occur in the executive committee or any other committee designated by the Board of Directors hereunder, by reason of disqualification, death, resignation, removal, or otherwise, the remaining members shall, until the filling of such vacancy, constitute the then total authorized membership of the committee and, provided that two or more members are remaining, continue to act. Such vacancy may be filled at any meeting of the Board of Directors.

     Section 7.07 Compensation. The Board of Directors may allow a fixed sum and expenses of attendance to any member of the executive committee, or of any other committee designated by it hereunder, who is not an active salaried employee of the corporation for attendance at each meeting of said committee.

                                  ARTICLE VIII
                         INDEMNIFICATION, INSURANCE, AND
                         OFFICER AND DIRECTOR CONTRACTS

     Section 8.01 Indemnification: Third Party Actions. The corporation shall have the power to indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending, or completed action, or suit by or in the right of the corporation to procure a judgement in its favor by reason of the fact that he or she is or was a director, officer, employee, or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee, or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses (including attorneys' fees) judgments, fines, and amounts paid in settlement actually and reasonably incurred by him or her in connection with any such action, suit or proceeding, if he or she acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interest of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful. The termination of any action, suit, or proceeding by judgment, order, settlement, conviction, or upon a plea of nolo contendere or its equivalent, shall not, of itself, create a presumption that the person did not act in good faith and in a manner which he or she reasonably believed to be in or not opposed to the best interests of the corporation, and with respect to any criminal action or proceeding, he or she had reasonable cause to believe that his or her conduct was unlawful.

     Section 8.02 Indemnification: Corporate Actions. The corporation shall have the power to indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending, or completed action or suit by or in the right of the corporation to procure a judgment in its favor by reason of the fact that he or she is or was a director, officer, employee, or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee, or agent of another corporation, partnership, joint venture, trust, or other enterprise, against expenses (including attorneys' fees) actually and reasonably incurred by him or her in connection with the defense or settlement of such action or suit, if he or she acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interests of the corporation, except that no indemnification shall be made in respect of any claim, issue, or matter as to which such a person shall have been adjudged to be liable for negligence or misconduct in the performance of his or her duty to the corporation, unless and only to the extent that the court in which the action or suit was brought shall determine on application that, despite the adjudication of liability but in view of all circumstances of the case, the person is fairly and reasonably entitled to indemnity for such expenses as the court deems proper.

     Section 8.03 Determination. To the extent that a director, officer, employee, or agent of the corporation has been successful on the merits or otherwise in defense of any action, suit, or proceeding referred to in Sections
8.01 and 8.02 hereof, or in defense of any claim, issue, or matter therein, he or she shall be indemnified against expenses (including attorneys' fees) actually and reasonably incurred by him or her in connection therewith. Any other indemnification under Sections 8.01 and 8.02 hereof, shall be made to the corporation upon a determination that indemnification of the officer, director, employee, or agent is proper in the circumstances because he or she has met the applicable standard of conduct set forth in Sections 8.01 and 8.02 hereof. Such determination shall be made either (i) by the Board of Directors by a majority of a quorum consisting of directors who were not parties to such action, suit, or proceeding; or (ii) by independent legal counsel on a written opinion; or
(iii) by the shareholders by a majority vote of a quorum of shareholders at any meeting duly called for such purpose.

     Section 8.04 General Indemnification. The indemnification provided by this Section shall not be deemed exclusive of any other indemnification granted under any provision of any statute, in the corporation's Articles of Incorporation, these Bylaws, agreement, vote of shareholders or disinterested directors, or otherwise, both as to action in his or her official capacity and as to action in another capacity while holding such office, and shall continue as to a person who has ceased to be a director, officer, employee, or agent, and shall inure to the benefit of the heirs and legal representatives of such a person.

     Section 8.05 Advances. Expenses incurred in defending a civil or criminal action, suit or proceeding as contemplated in this Section may be paid by the corporation in advance of the final disposition of such action, suit, or proceeding upon a majority vote of a quorum of the Board of Directors and upon receipt of an undertaking by or on behalf of the director, officers, employee, or agent to repay such amount or amounts unless if it is ultimately determined that he or she is to be indemnified by the corporation as authorized by this Section.

     Section 8.06 Scope of Indemnification. The indemnification authorized by this Section shall apply to all present and future directors, officers, employees, and agents of the corporation and shall continue as to such persons who cease to be directors, officers, employees, or agents of the corporation, and shall inure to the benefit of the heirs, executors, and administrators of all such persons and shall be in addition to all other indemnification permitted by law.
     8.07 Insurance. The corporation may purchase and maintain insurance on behalf of any person who is or was a director, employee, or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee, or agent of another corporation, partnership, joint venture, trust, or other enterprise against any liability asserted against him or her and incurred by him or her in any such capacity, or arising out of his or her status as such, whether or not the corporation would have the power to indemnify him or her against any such liability and under the laws of the state of incorporation, as the same may hereafter be amended or modified.

                                   ARTICLE IX
                                   FISCAL YEAR

     The fiscal year of the corporation shall be fixed by resolution of the Board of Directors.


                                    ARTICLE X
                                    DIVIDENDS

     The Board of Directors may from time to time declare, and the corporation may pay, dividends on its outstanding shares in the manner and on the terms and conditions provided by the Articles of Incorporation and these Bylaws.

                                   ARTICLE XI
                                   AMENDMENTS

     All Bylaws of the corporation, whether adopted by the Board of Directors or the shareholders, shall be subject to amendment, alteration, or repeal, and new Bylaws may be made, except that;

     (a) No Bylaws adopted or amended by the shareholders shall be altered or repealed by the Board of Directors;

     (b) No Bylaws shall be adopted by the Board of Directors which shall require more than a majority of the voting shares for a quorum at a meeting of shareholders, or more than a majority of the votes cast to constitute action by the shareholders, except where higher percentages are required by law; provided, however that (I) if any Bylaw regulating an impending election of directors is adopted or amended or repealed by the Board of Directors, there shall be set forth in the notice of the next meeting of shareholders for the election of directors, the Bylaws so adopted or amended or repealed, together with a concise statement of the changes made; and (ii) no amendment, alteration or repeal of this Article XI shall be made except by the shareholders.

                            CERTIFICATE OF SECRETARY

     The undersigned does hereby certify that he or she is the secretary of Encibar, Inc., a corporation duly organized and existing under and by virtue of the laws of the State of Utah; that the above and foregoing bylaws of said corporation were duly and regularly adopted as such by the Board of Directors of the corporation at a meeting of the board of Directors, which was duly and regularly held on the 26 day of May, 1999 and that the above and foregoing Bylaws are now in full force and effect.



     DATED this 26th day of May, 1996.



     /S/ VICKIE ROSENKRANTZ
     Vickie Rosenkrantz, Secretary