Form 10QSB
period 1999-06-30
ENCIBAR INC
filed 2000-01-26
CIK 729976

U. S. Securities and Exchange Commission
                                   Washington, D. C. 20549


                                         FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                        --------------    ------------------


                               Commission File No.
                                     2-86724D


                                 ENCIBAR, INC.
                 (Name of Small Business Issuer in its Charter)


                  UTAH                                  87-0396692
      (State or Other Jurisdiction of            (I.R.S. Employer I.D. No.)
       incorporation or organization)


                         5525 South 900 East, Suite 110
                           Salt Lake City, Utah 84117
                    (Address of Principal Executive Offices)

                    Issuer's Telephone Number: (801)262-8844

                                       N/A
                                   -----------
          (Former Name or Former Address, if changed since last Report)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes  X    No              (2)  Yes  X    No
         ----     ----                  ----         ----

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

None; Not applicable

     APPLICABLE ONLY TO CORPORATE ISSUERS Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                                  JANUARY 7, 2000
                                    1,903,224


                       DOCUMENTS INCORPORATED BY REFERENCE

     A description of any "Documents Incorporated by Reference" is contained in
Item 6 of this Report.

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements.

     The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.


                                           ENCIBAR, INC.
                                           BALANCE SHEETS
                                  June 30, 1999 and March 31, 1999

                                                                     6/30/99             3/31/99
                                                                  ---------------    ----------------
                                                                   [Unaudited]
                                               ASSETS

Assets                                                          $              0   $               0

                                                                  ---------------    ----------------
          Total Assets                                          $              0   $               0
                                                                  ===============    ================

                               LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
      Accounts Payable                                                     2,266               2,266
      Loans from stockholders                                   $          1,282   $             780
                                                                  ---------------    ----------------
          Total Liabilities                                                3,548               3,046

Stockholders' Deficit:
      Capital Stock--100,000,000 shares authorized
          having a par value of $.001 per share; 1,087,224
          shares issued and outstanding                                    1,088              74,482
      Additional Paid-in Capital                                         252,575             178,229
      Accumulated Deficit                                               (257,211)           (255,757)
                                                                  ---------------    ----------------
          Total Stockholders' Deficit                                     (3,548)             (3,046)

                                                                  ---------------    ----------------
          Total Liabilities and Stockholders' Deficit           $              0   $               0
                                                                  ===============    ================



NOTE TO FINANCIAL STATEMENTS:
Interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods.  The March 31, 1999 balance sheet has been derived from the audited financial statements.  These interim financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by generally accepted accounting principles.


                                     ENCIBAR, INC.
                                STATEMENTS OF OPERATIONS
                For the Three-Month Periods Ended June 30, 1999 and 1998

                                                       Three Months       Three Months
                                                          Ended              Ended
                                                         6/30/99            6/30/98
                                                     -----------------  -----------------
                                                       [Unaudited]        [Unaudited]
REVENUE
      Revenue from operations                      $                0 $                0
                                                     -----------------  -----------------
          Total Revenue                                             0                  0

General and Administrative Expenses                             1,454                  0
                                                     -----------------  -----------------

Net Income Before Taxes                                        (1,454)                 0

Income/Franchise taxes                                              0                  0
                                                     -----------------  -----------------

Net loss                                                       (1,454)                 0

                                                     -----------------  -----------------
Loss per share                                     $            (0.01)$            (0.01)
                                                     =================  =================

Weighted Average Shares Outstanding                        37,784,717         74,482,210
                                                     =================  =================


                                         ENCIBAR, INC.
                                   STATEMENTS OF CASH FLOWS
                   For the Three-Month Periods Ended June 30, 1999 and 1998

                                                             Three Months        Three Months
                                                                 Ended               Ended
                                                                6/30/99             6/30/98
                                                            ----------------    ----------------
                                                              [Unaudited]         [Unaudited]

Cash Flows Used For Operating Activities:
Net Loss                                                  $          (1,454)  $               0
Adjustments to reconcile net loss to net cash
   used in operating activities:
       Increase/(Decrease) in franchise taxes payable                     0                   0
       Increase/(Decrease) in accounts payable                            0                   0
       Expenses paid on behalf of company by a stockholder            1,454                   0
                                                            ----------------    ----------------
Net Increase/(Decrease) in Cash                                           0                   0

Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations during the period ending June 30, 1999 or since before 1992. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

     The Company's only foreseeable cash requirements during the next 12 months will relate to maintaining the Company in good standing in the State of Utah, keeping its reports "current" with the Securities and Exchange Commission or the payment of expenses associated with reviewing or investigating any potential business venture. Management does not anticipate that the Company will have to raise additional funds during the next 12 months, however, if additional moneys are needed, they may be advance by management or principal stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amont of any such loan. However, any such loan will not exceed $25,000 and will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. As of the date of this Report, the Company has not begun seeking any acquisition.

Results of Operations.

     The Company has had no business operations during the quarterly period ended June 30, 1999 or since on or before approximatly 1989. During the quarterly period ended June 30, 1999, the Company received no revenue and incurred expenses of $1,454, stemming from general and administrative expenses.

Liquidity.

     At June 30, 1999, the Company had total current assets of $0 and total liabilities of $3,548.

Year 2000.

     Because the Company is not presently engaged in any substantial business operations, management does not believe that computer problems associated with the change of year to the year 2000 will have any material effect on its operations. However, the possiblity exists that the Company may merge with or acquire a business that will be negatively affected by the "Y2K" problem. The effect of such problem or the Company in the future can not be predicted with any accuracy until such time as the Comnpany identifies a merger or acquisition target.

PART II - OTHER INFORMATION

Item 1.Legal Proceedings.

None; not applicable.

Item 2.Changes in Securities.

None; not applicable.

Item 3.Defaults Upon Senior Securities.

None; not applicable.

Item 4.Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5.Other Information.

None; not applicable

Item 6.Exhibits and Reports on Form 8-K.

(a)Exhibits.*

None; Not Applicable.

(b)Reports on Form 8-K.

     On December 7, 1999, the Company filed an 8-K Current Report with the Securities and Exchange Commission.*

     *A summary of any Exhibit is modified in its entirety by reference to the actual Exhibit.

     **These documents have been previously filed with the Securities and Exchange Commission.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  ENCIBAR, INC.



Date: 1/11/00           /S/ SARAH K. EDSON
                        Sarah K. Edson, President and Director



Date:  1/11//00         /S/ LISA J. HOWELLS
                        Lisa J. Howells, Vice President, Treasurer and Director