Form 10QSB
period 1999-09-30
ENCIBAR INC
filed 2000-01-26
CIK 729976

U. S. Securities and Exchange Commission
                                   Washington, D. C. 20549


                                         FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1999

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


                                                ENCIBAR, INC.
                                                BALANCE SHEETS
                                    September 31, 1999 and March 31, 1999

                                                                           9/31/1999              3/31/99
                                                                        -----------------     -----------------
                                                                          [Unaudited]
                                                    ASSETS

Assets                                                                $                0    $                0

                                                                        -----------------     -----------------
           Total Assets                                               $                0    $                0
                                                                        =================     =================

                                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
      Accounts Payable                                                $            2,266                 2,266
      Loans from stockholders                                         $            1,943    $            2,266
                                                                        -----------------     -----------------
           Total Liabilities                                                       4,209                 3,046

Stockholders' Deficit:
      Capital Stock--100,000,000 shares authorized
           having a par value of $.001 per share; 1,087,224
           shares issued and outstanding                                           1,088                74,482
      Additional Paid-in Capital                                                 252,575               178,229
      Accumulated Deficit                                                       (257,872)             (255,757)
                                                                        -----------------     -----------------
           Total Stockholders' Deficit                                            (1,943)               (3,046)

                                                                        -----------------     -----------------
           Total Liabilities and Stockholders' Deficit                $                0    $                0
                                                                        =================     =================



NOTE TO FINANCIAL STATEMENTS:
Interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods.  The March 31, 1998 balance sheet has been derived from the audited financial statements.  These interim financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by generally accepted accounting principles.


                                                    ENCIBAR, INC.
                                              STATEMENTS OF OPERATIONS
                        For the Three and Six Month Periods Ended September 31, 1999 and 1998

                                                     Three Months       Three Months      Six Months      Six Months
                                                         Ended             Ended            Ended           Ended
                                                       9/31/1999         9/31/1998        9/31/1999       9/31/1998
                                                    ----------------   ---------------   -------------   -------------
                                                      [Unaudited]       [Unaudited]        [Unaudited]   [Unaudited]
REVENUE
     Income                                       $               0  $              0 $             0 $             0
                                                    ----------------   ---------------   -------------   -------------
NET REVENUE                                                       0                 0               0               0

Operating Expenses
     Office Expenses                                              0                 0               0               0
     Professional Fees                                          661                 0            2115               0
                                                    ----------------   ---------------   -------------   -------------
Total Operating Expenses                                        661                 0            2115               0

                                                    ----------------   ---------------   -------------   -------------
Net Income Before Taxes                           $            (661) $              0 $        (2,115)$             0
                                                    ================   ===============   =============   =============

Income/Franchise taxes                                            0                 0               0               0

Net loss                                                       (661)                0          (2,115)              0

Loss Per Share                                    $           (0.01) $          (0.01)$         (0.01)$         (0.01)
                                                    ================   ===============   =============   =============

Weighted Average Shares Outstanding                       1,087,224        74,482,210      19,510,971      74,782,210
                                                    ================   ===============   =============   =============

                                                      ENCIBAR, INC.
                                                 STATEMENTS OF CASH FLOWS
                          For the Three and Six Month Periods Ended September 31, 1999 and 1998

                                                       Three Months      Three Months       Six Months        Six Months
                                                           Ended             Ended            Ended             Ended
                                                         9/31/1999         9/31/1998        9/31/1999         9/31/1998
                                                       --------------    --------------   ---------------   ---------------
                                                        [Unaudited]       [Unaudited]      [Unaudited]       [Unaudited]

Cash Flows Used For Operating Activities
---------------------------------------------------
  Net Loss                                           $          (661)  $             0  $         (2,115) $              0
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Increase/(Decrease) in Accounts Payable                        0                 0                 0                 0
    Increase/(Decrease) in loans from shareholder                661                 0             2,115                 0
                                                       --------------    --------------   ---------------   ---------------
      Net Cash Used For Operating Activities                       0                 0                 0                 0
                                                       ==============    ==============   ===============   ===============

Cash Flows Provided by Financing Activities                        0                 0                 0                 0
-------------------------------------------------------

      Net Increase In Cash                                         0                 0                 0                 0

      Beginning Cash Balance                                       0                 0                 0                 0

      Ending Cash Balance                          $               0 $               0 $               0 $               0
                                                       --------------    --------------   ---------------   ---------------



Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations during the period ending September 30, 1999 or since before 1989. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

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

Results of Operations.

     The Company has had no business operations during the quarterly period ended September 30, 1999 or since on or before approximatly 1989. During the quarterly period ended September 30, 1999, the Company received no revenue and incurred expenses of $661, stemming from general and administrative expenses.

Liquidity.

     At September 30, 1999, the Company had total current assets of $0 and total liabilities of $4,209.

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

                                  ENCIBAR, INC.



Date: 1/11/00           /S/SARAH K. EDSON
                        Sarah K. Edson, President and Director



Date: 1/11/00           /S/LISA J. HOWELLS
                        Lisa J. Howells, Vice President, Treasurer and Director