Form 10QSB
period 1999-12-31
ENCIBAR INC
filed 2000-01-26
CIK 729976

U. S. Securities and Exchange Commission
                                   Washington, D. C. 20549


                                         FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 1999

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

                         ENCIBAR, INC.
                         BALANCE SHEET
                       December 31, 1999

                                                             12/31/99
                                                           --------------
                                                                   [Unaudited]
                                 ASSETS

      Total Current Assets                               $             0

                                                           --------------
          Total Assets                                   $             0
                                                           ==============

                          LIABILITIES & EQUITY

Current Liabilities:
      Accounts Payable                                   $         1,355
      Loans from stockholders                            $         2,266
                                                           --------------
          Total Liabilities                                        3,621

Stockholders' Deficit:
      Capital Stock--100,000,000 shares authorized
          having a par value of $.001 per share; 1,903,224
          shares issued and outstanding                            1,904
      Additional Paid-in Capital                                 252,575
      Accumulated Deficit                                       (258,100)
                                                           --------------
          Total Stockholders' Deficit                             (3,621)

                                                           --------------
          Total Liabilities and Stockholders' Deficit                  0
                                                           ==============


NOTE TO FINANCIAL STATEMENTS:
Interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods.  These financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by generally accepted accounting principles.

                                                ENCIBAR, INC.
                                           STATEMENTS OF OPERATIONS
                    For the Three and Nine Month Periods Ended December 31, 1999 and 1998

                                                  Three Months     Three Months     Nine Months    Nine Months
                                                     Ended            Ended            Ended          Ended
                                                    12/31/99         12/31/98        12/31/99       12/31/98
                                                 ---------------  ---------------   ------------   ------------
                                                  [Unaudited]      [Unaudited]       [Unaudited]   [Unaudited]
REVENUE
     Revenue from Operations                   $              0 $              0 $            0 $            0
                                                 ---------------  ---------------   ------------   ------------
         Total Revenue                                        0                0              0              0

General and Administrative Expenses                         228                0          2,343              0
                                                 ---------------  ---------------   ------------   ------------

Net Income Before Taxes                                    (228)               0         (2,343)             0
                                                 ===============  ===============   ============   ============

Income/Franchise Taxes                                        0                0              0              0

Net Loss                                                   (228)               0         (2,343)             0

Loss Per Share                                            (0.01)           (0.01)         (0.01)         (0.01)

Weighted Average Shares Outstanding                   1,903,224       74,482,210     13,455,722     74,482,210
                                                 ===============  ===============   ============   ============

                                                         ENCIBAR, INC.
                                                    STATEMENTS OF CASH FLOWS
                             For the Three and Nine Month Periods Ended December 31, 1999 and 1998

                                                             Three Months      Three Months      Nine Months       Nine Months
                                                                 Ended             Ended            Ended             Ended
                                                               12/31/99          12/31/98          12/31/99          12/31/98
                                                             --------------    --------------   ---------------   ---------------
                                                                [Unaudited]      [Unaudited]     [Unaudited]       [Unaudited]

Cash Flows Used For Operating Activities
  Net Loss                                                 $          (228)  $       0        $         (2,343) $              0
  Adjustments to reconcile net loss to net cash
    used in operating activities:
          Increase/(Decrease) in franchise taxes payable                 0                 0                 0                 0
          Increase/(Decrease) in accounts payable                        0                 0                 0                 0
          Expenses paid on behalf of company by a stockholder          228                 0              2343                 0
                                                             --------------    --------------   ---------------   ---------------
Net Increase/(Decrease) in Cash                                          0                 0                 0                 0


Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations during the period ending December 31, 1999 or since before 1989. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

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

Results of Operations.

     The Company has had no business operations during the quarterly period ended December 31, 1999 or since on or before approximatly 1989. During the quarterly period ended December 31, 1999, the Company received no revenue and incurred expenses of $228, stemming from general and administrative expenses.

Liquidity.

     At December 31, 1999, the Company had total current assets of $0 and total liabilities of $3,621.

Year 2000.

     Because the Company is not presently engaged in any substantial business operations, management does not believe that computer problems associated with the change of year to the year 2000 will have any material effect on its operations. However, the possiblity exists that the Company may merge with or acquire a business that will be negatively affected by the "Y2K" problem. The effect of such problem or the Company in the future can not be predicted with any accuracy until such time as the Comnpany identifies a merger or acquisition target.

PART II - OTHER INFORMATION

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

                                  ENCIBAR, INC.



Date:  1/12/00          /S/ SARAH K. EDSON
                        Sarah K. Edson, President and Director



Date:  1/12/00          /S/ LISA J. HOWELLS
                        Lisa J. Howells, Vice President, Treasurer and Director