Form 10KSB/A
period 1999-03-31
ENCIBAR INC
filed 2000-02-15
CIK 729976

U. S. Securities and Exchange Commission

                             Washington, D. C. 20549



                                   FORM 10-KSB/A



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

    March 31, 1999 - $101. There are approximately 101,666 shares of common voting stock of the Company held by non-affiliates. Because there has been no "public market" for the Company's common stock during the past five years, the Company has arbitrarily valued these shares at par value of $0.001 per share.

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

     On May 12, 1999, the Articles of Incorporation were amended to reflect a 745 for 1 reverse split. A copu of the Articles of Amendment to the Articles of Incorporation is attached hereto and is incorporated herein by reference. See
Item 13.


     Public Offering.
     ---------------

     The Company filed a Registration Statement under Section 3(b) of the Securities Act of 1933, as amended, and Rule 504 of Regulation D, promulgated thereunder, effective September 23, 1983 to September 23, 1984. Pursuant to its prospectus, the Company commenced the offer and sale to the public of 2,500,000 shares of common stock at a price of $.01 per share; the offering generated gross proceeds of $25,000 for the Company.

     Material Changes in Control Since Inception and Related Business History.
     -------------------------------------------------------------------------

     On May 31, 1985, the Company pursued real estate, real estate related assets and business assets located in California and Utah. These operations proved to be unsuccessful, and the Company became involuntarily dissolved from the state of Utah August 1, 1989. On June 21, 1999, the Company was placed back in good standing with the state of Utah.

     On May 22, 1999, Danny Ramsay, the Company's Vice President/Treasurer and Director resigned and appointed Lisa Howells as the Company's Vice
President/Treasurer and Director. On May 22, 1999, Steven R. Arter, the Company's President and Director resigned and appointed Sarah Edson as President and Director. On May 25, 1999, Richard Lee Sax, the Company's Secretary and Director resigned and appointed Victoria Rosenkrantz as Secretary and Director.

     On May 12, 1999, the Company authorized the issuance of 171,500 "unregistered" and "restricted" shares of its $.001 par value common stock to Jenson Services, Inc. ("Jenson") in compensation for $171.50 in expenses Jenson settled on behalf of the Company. Also the Company authorized the issuance of 260,000 "unregistered" and "restricted" shares of its $.001 par value common stock to each of it's three officers.

     On November 15, 1999, the Company authorized the issuance of 816,000 "unregistered" and "restricted" shares of its $.001 par value common stock to Jnson in compensation for $816 in expenses Jenson settled on behalf of the Company

Business.
---------

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

Holders
-------

     The number of record holders of the Company's common stock as of January 7, 2000, is approximately 587.

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

The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                           SUMMARY COMPENSATION TABLE

                             Long Term Compensation
                    Annual Compensation   Awards  Payouts
(a)             (b)   (c)   (d)   (e)    (f)   (g)    (h)   (i)

                                               Secur-
                                               ities         All
Name and   Year or               Other   Rest- Under-  LTIP  Other
Principal  Period   Salary Bonus Annual  ricte dlying  Pay-  Comp-
Position   Ended      ($)   ($)  Compen- Stock Options outs  ensat'n
-----------------------------------------------------------------
Sarah K.
Edson,         3/31/99    0     0     0     0      0     0   0
President,
Director

Lisa
Howells        3/31/99    0     0     0     0      0     0   0
Vice Pres./
Treasurer,
Director

Vickie         3/31/99    0     0     0     0      0     0   0
Rosenkrantz,
Secretary
Director

Steven R.      3/31/98    0     0     0     0      0     0   0
Arter,         3/31/97    0     0     0     0      0     0   0
President,
Director

Danny          3/31/98    0     0     0     0      0     0   0
Ramsay,        3/31/97    0     0     0     0      0     0   0
Vice Pres./
Treasurer,
Director

Richard Lee    3/31/98    0     0     0     0      0     0   0
Sax,           3/31/97    0     0     0     0      0     0   0
Secretary,
Director

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

     As of March 31, 1999, Devonshire Financial owned 33,558 shares of common stock of the Company, which was 24.7% of the Company's issued and outstanding common stock.

Security Ownership of Management.
---------------------------------

     The following table sets forth the shareholdings of the Company's directors and executive officers as of the January 7, 2000:

                            Number of             Percentage of
Name and Address     Shares Beneficially Owned     of Class *
----------------     -------------------------     --------
Sarah K. Edson                   260,000             13.7%

Lisa Howells                     260,000             13.7%

Vickie Rosenkrantz               260,000             13.7%

                              -------              ------
All directors and
executive officers               780,000              41.1%
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

                                       ENCIBAR, INC.



Date: 02/14/00                         /S/ SARAH EDSON
                                       Sarah Edson
                                       President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                                        ENCIBAR, INC.



Date: 02/14/00                          /S/SARAH EDSON
                                        Sarah Edson
                                        President and Director



Date: 02/14/00                          /S/LISA HOWELLS
                                        Lisa Howells
                                        Vice President and Director

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