Form 10KSB/A
period 1999-03-31
ENCIBAR INC
filed 2000-02-28
CIK 729976

U. S. Securities and Exchange Commission

                             Washington, D. C. 20549



                                   FORM 10-KSB/A2



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

     On May 12, 1999, the Articles of Incorporation were amended to reflect a 745 for 1 reverse split. A copy of the Articles of Amendment to the Articles of Incorporation is attached hereto and is incorporated herein by reference. See
Item 13.

     Public Offering.
     ---------------

     In connection with the Company's corporate purpose, the Registrant made a registered public offering of its $.001 par value common stock which became effective January 13, 1984 and was closed out during March of 1984. Pursuant to such offering, the Registrant sold 4,175,790 Units (4,175,790 shares) of its common stock at the public offering price of $208,789.50. After deduction of underwriting commissions and other expenses of the offering, net proceeds to the Registrant were approximately $157,000. This offering was made pursuant to a registration statement under the Securities Act of 1933 filed with the Securities and Exchange Commission in Denver, Colorado on Form S-18.

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

     On November 15, 1999, the Company authorized the issuance of 816,000 "unregistered" and "restricted" shares of its $.001 par value common stock to Jenson in compensation for $816 in expenses Jenson settled on behalf of the Company.

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

Holders
-------

     The number of record holders of the Company's common stock as of January 28, 2000, is approximately 331.

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

                                       ENCIBAR, INC.



Date: 02/23/00                         /S/SARAH EDSON
                                       Sarah Edson
                                       President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                                        ENCIBAR, INC.



Date: 02/23/00                          /S/SARAH EDSON
                                        Sarah Edson
                                        President and Director



Date: 02/24/00                          /S/LISA HOWELLS
                                        Lisa Howells
                                        Vice President and Director

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