Form 10KSB
period 2000-03-31
ENCIBAR INC
filed 2000-06-30
CIK 729976

U. S. Securities and Exchange Commission

                             Washington, D. C. 20549



                                   FORM 10-KSB



[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the fiscal year ended March 31, 2000
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


     Check  if  disclosure  of  delinquent  filers  in  response  to Item 405 of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

            State Issuer's revenues for its most recent fiscal year:
                              March 31, 2000 - $0.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

    March 31, 2000 - $136. There are approximately 136,000 shares of common voting stock of the Company held by non-affiliates. Because there has been no "public market" for the Company's common stock during the past five years, the Company has arbitrarily valued these shares at par value of $0.001 per share.

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

                                  JUNE 30, 2000
                                    1,903,224

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

Business.
---------

     Other than the above-referenced matters and seeking and investigating potential assets, properties or businesses to acquire, the Company has had no business operations since approximately 1989. Subsenquently, April 26, 2000, management resolved and arranged financing to commence business operations in the snowmobile rental industry. Management secured funding in the amount of $16,000, in debt financing. The Company will look to purchase snowmobiles for the purpose of renting or leasing them to individuals and/or various companies.

     Management believes that the rental industry could prove to be a profitable industry to participate.

Principal Products and Services.
--------------------------------

     Snowmobile rentals will be the product that the Company will offer, in addition, the Company's plans on buying or leasing trailers, which in turn the Company will rent to customers.

Distribution Methods of the Products or Services.
-------------------------------------------------

     Management will seek out advertisements in local newspapers and through a web site on the internet. The Company plans to generate business through these types of advertisements and promotions.

Status of any Publicly Announced New Product or Service.
--------------------------------------------------------

     None; not applicable.

Competitive Business Conditions.
--------------------------------

     Management believes that there are several other companies engaged in endeavors similar to those engaged in by the Company; many of these companies have substantial current assets and cash reserves. There is no reasonable way to predict the competitive position of the Company or any other entity in the strata of these endeavors; however, the Company, having limited assets and cash reserves, will no doubt be at a competitive disadvantage in competing with entities which have substantive operations for the past several years.

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

Need for any Governmental Approval of Principal Products or Services.
---------------------------------------------------------------------

     The Company is subject to federal, state, provincial and local government regulations including. The Company will attempt to comply with all applicable regulations. However, it cannot guarentee that it will satisfy all regulations or obtain all required approvals. Failure to comply with applicable regulations can, among other things, result fines, suspensions, or regulatory approvals, operating restrictions, and criminal prosecutions. Changes in or additions to applicable regulations could also have a negative effect on the Company and its business.

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

Cost and Effects of Compliance with Environmental Laws.
-------------------------------------------------------

     None; not applicable. However, environmental laws, rules and regulations may have an adverse effect on the Company if its operations do not comply with certain environmental laws.

Number of Employees.
--------------------

     None.

Item 2.  Description of Property.
         -----------------------

     Currently the Company's only assets are cash, in which it will use to acquire property in which will help the Company continue forward with its business objective; its principal executive office address and telephone number are the business office address and telephone number of its shareholder, Duane
S. Jenson, and are currently provided at no cost.The Company will lease space to store and maintain the rental vehicles. The Company's activities will be limited to: advertising, maintaining rental equipment, keeping itself in good standing in the State of Utah, seeking out acquisitions in the rental industry and preparing and filing the appropriate reports with the Securities and Exchange Commission.

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

Holders
-------

     The number of record holders of the Company's common stock as of April 01, 2000, is approximately 587.

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

Sales of "Unregistered" and "Restricted" Securities Over The Past Three Years.
------------------------------------------------------------------------------

     On May 12, 1999, the Company issued 171,500 "unregistered" and "restricted" common shares to Jenson Services, Inc., in consideration of payment of $171.50 of expenses incurred on behalf of the Company.

     On May 12, 1999, the Company issued 260,000 "unregistered" and "restricted" common shares to each of it's three current officers and directors, for a total of 780,000 "unregistered" and "restricted" shares. These shares were in consideration of services rendered.

     On November 2, 2000, the Company issued 816,000 "unregistered" and "restricted" common shares to Jenson Services, Inc., in consideration of payment of $816 of expenses incurred on behalf of the Company.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

Plan of Operation.
------------------

     The Company has not engaged in any material operations or had any revenues from operations during the last two calendar years. The Company's plan of operation for the next 12 months is to commence operations in the snowmobile rental industry.

     During the next 12 months, the Company's only foreseeable cash requirements will relate to aquiring equipment for rental, advertising, servicing the Company's rental equipment, maintaining the Company in good standing, which the Company expects to pay from its cash resources. As of March 31, 2000, it had no cash or cash equivalents. On April 26, 2000, additional funding has been secured which will enable the Company to progess its business plan. Because the Company has not identified all cash requirements that may be needed to participate in the snowmobile rental industy as of that date of this Report, it is impossible to predict the amount of any future financing needs.

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

     At March 31, 2000, the Company had no assets. See the Index to Financial Statements, Item 7 of this Report.

     During the period ended March 31, 2000, the Company had a net loss of $2,329. The Company has received no revenues in either of its two most recent calendar years. See the Index to Financial Statements, Item 7 of this Report.

Liquidity.
---------

None;

Item 7.  Financial Statements.
         ---------------------

          Financial Statements for the years ended
          March 31, 2000 and 1999

          Independent Auditors' Report

          Balance Sheets - March 31, 2000

          Statements of Operations for the years ended
          March 31, 2000 and 1999

          Statements of Stockholders' Equity for the years ended March 31, 2000 and 1999

          Statements of Cash Flows for the years ended
          March 31, 2000 and 1999

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


Significant Employees.
----------------------

     The Company has one employee who is not an executive officers, but who is expected to make a significant contribution to the Company's business. He will act as the general manager for the Company.

Family Relationships.
---------------------

     Other than the relationship between Vickie Rosenkrantz and Sarah Edson as sisters by marriage, there are no family relationships between any current directors or executive officers of the Company, either by blood or by marriage.

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


Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

     Form 3's have been filed for the Officers and Directors as well as the 10% shareholder of the Company on October 7, 1999.

Item 10. Executive Compensation.
         -----------------------

The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                           SUMMARY COMPENSATION TABLE

                             Long Term Compensation
                    Annual Compensation   Awards  Payouts
(a)             (b)   (c)   (d)   (e)    (f)   (g)    (h)   (i)

                                               Secur-
                                               ities         All
Name and   Year or               Other   Rest- Under-  LTIP  Other
Principal  Period   Salary Bonus Annual  ricte dlying  Pay-  Comp-
Position   Ended      ($)   ($)  Compen- Stock Options outs  ensat'n
-----------------------------------------------------------------
Sarah K.
Edson,         3/31/00    0     0     0   260,000 0     0   0
President,     3/31/99    0     0     0      0    0     0   0
Director

Lisa
Howells        3/31/00    0     0     0   260,000 0     0   0
Vice Pres./    3/31/99    0     0     0      0    0     0   0
Treasurer,
Director

Vickie         3/31/00    0     0     0   260,000 0     0   0
Rosenkrantz,   3/31/99    0     0     0      0    0     0   0
Secretary,
Director

Steven Arter,  3/31/98    0     0     0      0    0     0   0
Presiddent,
Director

Danny Ramsay,  3/31/98    0     0     0      0    0     0   0
Vice Pres./
Treasurer,
Director

Richard Sax,   3/31/98    0     0     0      0    0     0   0
Secretary,
Director


     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the calendar years ending March 31, 2000, 1999, or 1998, or the period ending on the date of this Report.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

     The following table sets forth the shareholdings of those persons who beneficially own more than five percent of the Company's common stock as of the date of April 01, 2000, with the computations being based upon 1,903,224 shares of common stock being outstanding.


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

Security Ownership of Management.
---------------------------------

     The following table sets forth the shareholdings of the Company's directors and executive officers as of the April 01, 2000:

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

Item 13. Exhibits and Reports on Form 8-K.
         ---------------------------------

Reports on Form 8-K
-------------------

     See the Company's Current Report on Form 8-K as filed on December 7, 1999, for information relating to the change in the Compay's auditors, and other matters, as described in Part I, Item 8, above.

Exhibits
--------

Exhibit
Number               Description*
------               -----------

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

                                       ENCIBAR, INC.



Date:  6/29/00                         /S/SARAH EDSON
                                       Sarah Edson
                                       President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                                        ENCIBAR, INC.



Date: 6/29/00                           /S/SARAH EDSON
                                        Sarah Edson
                                        President and Director



Date: 6/29/00                           /S/VICKIE ROSENKRANTZ
                                        Vickie Rosenkrantz
                                        Secretary and Director

                                  ENCIBAR, INC.
                          [A Development Stage Company]
              Financial Statements and Independent Auditors' Report
                                 March 31, 2000



                                  Encibar, Inc.
                          [A Development Stage Company]
                                TABLE OF CONTENTS


                                                                                                                            Page

Independent Auditors' Report                                                                                                  1

Balance Sheet -- March 31, 2000                                                                                               2

Statements of Operations for the periods ended March 31, 2000 and 1999, and for the period from Reactivation [March 22, 1999] through March 31, 2000
                                                                                                                              3

Statements of Stockholders' Deficit for the periods ended March 31, 2000 and
1999, and for the period from Reactivation [March 22, 1999] through
March 31, 2000                                                                                                                4

Statements of Cash Flows for the periods ended March 31, 2000 and 1999,
and for the period from Reactivation [March 22, 1999] through March 31,                                                       5
2000

Notes to Financial Statements                                                                                              6 -- 8



                                  INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Encibar, Inc.[a development stage company]


We have audited the accompanying balance sheet of Encibar, Inc. [a development stage company] as of March 31, 2000, and the related statements of operations, stockholders' deficit, and cash flows for the periods ended March 31, 2000 and 1999, and for the period from Reactivation [March 22, 1999] through March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Encibar, Inc. [a development stage company] as of March 31, 2000, and the results of operations and cash flows for the periods ended March 31, 2000 and 1999, in conformity with generally accepted accounting principles.

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


                                                           /S/MANTYLA MCREYNOLDS
                                                           Mantyla McReynolds

Salt Lake City, Utah
May 26, 2000


                                  Encibar, Inc.
                          [A Development Stage Company]
                                  Balance Sheet
                                 March 31, 2000


                                     ASSETS


Assets                                                                         $               -0-
                                                                                 ------------------
                       Total Assets                                            $               -0-
                                                                                 ==================



                      LIABILITIES AND STOCKHOLDERS' DEFICIT



Liabilities:
  Current Liabilities:
  Accounts Payable                                                             $             2,266
  Payable to shareholders - Note 4                                                           1,341
                                                                                 ------------------
                     Total Liabilities                                                       3,607


Stockholders' Deficit:
  Capital Stock -- 100,000,000 shares authorized having a
   par value of $.001 per share; 1,904,190 shares issued
   and outstanding - Note 4                                                                  1,904
  Additional Paid-in Capital                                                               252,575
  Accumulated Deficit                                                                     (258,086)
                                                                                 ------------------
                Total Stockholders' Deficit                                                 (3,607)
                                                                                 ------------------
        Total Liabilities and Stockholders' Deficit                            $               -0-
                                                                                 ==================








                         See accompanying notes to financial statements.


                                               2


                                  Encibar, Inc.
                          [A Development Stage Company]
                            Statements of Operations
 For the Periods Ended March 31, 2000 and 1999, and for the Period from Reactivation [March
                        22, 1999] through March 31, 2000


                                                                                           Reactivation
                                                                                              through
                                                                                             March 31,
                                                      2000                1999                 2000
                                                 --------------      ---------------      ---------------
Revenues                                       $           -0-     $            -0-    $             -0-

General & Administrative Expenses                         1,145                 780                1,925
                                                 --------------      ---------------      ---------------

              Operating Loss                            (1,145)                (780)              (1,925)

                                                 --------------      ---------------      ---------------
       Net Loss Before Income Taxes                     (1,145)                (780)              (1,925)

Current Year Provision for Income Taxes                  1,184                  100                1,284
                                                 --------------      ---------------      ---------------

Net Loss                                       $        (2,329)    $           (880)   $          (3,209)
                                                 ==============      ===============      ===============



Loss Per Share                                 $          (.01)    $           (.01)   $            (.01)
                                                 ==============      ===============      ===============

Weighted Average Shares Outstanding                  1,809,585              135,724             1,726,979
                                                 ==============      ===============      ===============





                         See accompanying notes to financial statements.

                                               3


                                  Encibar, Inc.
                          [A Development Stage Company]
                       Statements of Stockholders' Deficit
 For the Periods Ended March 31, 2000 and 1999, and for the Period from Reactivation [March
                        22, 1999] through March 31, 2000


                                                             Additional                             Net
                               Common          Common          Paid-in         Accumulated     Stockholders'
                               Shares           Stock          Capital           Deficit          Deficit
                            ------------     ----------     ------------      ------------     -------------
Balance, March 22, 1999       74,482,210        74,482          178,229          (254,877)           (2,166)
(date of reactivation)
Net loss for the Period from
March 23, 1999 through March
31, 1999                                                                            (880)              (880)
                            ------------     ----------     ------------      ------------     -------------
Balance, March 31, 1999       74,482,210         74,482          178,229         (255,757)           (3,046)
Reverse split shares 1 for 745,
May 12, 1999                 (74,345,520)       (74,346)          74,346                                 -0-
Issued post-split shares to
Stockholder for debt, May 12,
1999                             171,500            172                                                  172
Issued post-split shares to
officers for services due prior
year, May 12, 1999               780,000            780                                                  780
Issued shares to Stockholder for
debt, November 11, 1999          816,000            816                                                  816
Net loss for the Year Ended
March 31, 2000                                                                     (2,329)           (2,329)
                            ------------     ----------     ------------      ------------     -------------
Balance, March 31, 2000        1,904,190 $        1,904 $        252,575 $       (258,086) $         (3,607)

                            ============     ==========     ============      ============     =============







                         See accompanying notes to financial statements.


                                                4



                                  Encibar, Inc.
                          [A Development Stage Company]
                            Statements of Cash Flows
 For the Periods Ended March 31, 2000 and 1999, and for the Period from Reactivation [March
                        22, 1999] through March 31, 2000

                                                                                          Reactivation
                                                                                             through
                                                                                            March 31,
                                                              2000             1999            2000
Cash Flows from Operating Activities
Net Loss                                             $       (2,329) $         (880) $         (3,209)
Adjustments to reconcile net income to net cash provided by
 operating activities:
     Increase in current liabilities                           2,329             880             3,209
                                                         -----------      ----------     -------------
       Net Cash Used for Operating Activities                   -0-             -0-                -0-


           Net Increase/(Decrease) in Cash                      -0-             -0-               -0-

Beginning Cash Balance                                          -0-             -0-               -0-
                                                         -----------      ----------     -------------

Ending Cash Balance                                  $           -0- $          -0-  $            -0-
                                                         ===========      ==========     =============

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for interest             $          -0-  $          -0-  $            -0-
  Cash paid during the year for income taxes                    -0-             -0-               -0-
Supplemental Disclosure of Non-Cash Activities
  Issued common stock to reduce shareholder/officer d$bt       1,768            -0-  $          1,768
















                         See accompanying notes to financial statements.


                                                5

                                  Encibar, Inc.
                          [A Development Stage Company]
                          Notes to Financial Statements
                                 March 31, 2000

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

               The financial statements of the Company have been prepared in accordance with generally accepted accounting principles. The following summarizes the more significant of such policies:

               (b)    Income Taxes

               The Company uses the provisions of Statement of Financial Accounting Standards No. 109 [the Statement], Accounting for Income Taxes. The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting bases and tax bases of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. Prior years' consolidated financial statements have not been restated to apply the provisions of the Statement. The cumulative effect of this change in accounting for income taxes as of March 31, 2000 is $0 due to the valuation allowance established as described in Note 3.

               (c)    Net Loss Per Common Share

               Loss per common share is based on the weighted-average number of shares outstanding. Diluted loss per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. There are no common stock equivalents outstanding, thus, basic and diluted loss per share calculations are the same.

               (d)    Statement of Cash Flows

               For purposes of the statements of cash flows, the Company considers cash on deposit in the bank to be cash. The Company had $0 cash at March 31, 2000.

                                          Encibar, Inc.
                                  [A Development Stage Company]
                                  Notes to Financial Statements
                                         March 31, 2000
                                           [Continued]

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

NOTE 2         LIQUIDITY/GOING CONCERN

               The Company has accumulated losses from Reactivation through March 31, 2000 amounting to $3,209, and from inception of $258,086, has no assets, and has a net working capital deficiency at March 31, 2000. These factors raise substantial doubt about the Company's ability to continue as a going concern.

               Management plans include raising capital to commence business operations in the snowmobile rental industry(see Note 5). The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company is currently negotiating a reorganization plan with another corporation.

NOTE 3         INCOME TAXES

               The current provision for income tax ($1,184) is for state franchise taxes paid or payable to the State of Utah. Below is a summary of deferred tax asset calculations on net operating loss carry forward amounts. Loss carry forward amounts expire at various times through 2020. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

Description                                  NOL            Tax           Rate
   Federal Income Tax                         $220,005       $69,071      31%
   State Income Tax                            220,005        11,003       5%
   Valuation allowance                                      (80,074)
                                                       -------------
        Deferred tax asset 3/31/2000                              $0
              The allowance decreased $11,467 from $91,541 as of March 31, 1999.

                                  Encibar, Inc.
                          [A Development Stage Company]
                          Notes to Financial Statements
                                 March 31, 2000
                                   [Continued]
NOTE 4         COMMON STOCK/RELATED PARTY TRANSACTION

               On May 12, 1999, the Company's Board of Directors effected a reverse split of the outstanding common stock on the basis of 745 for one, effective May 15, 1999, while retaining the current authorized capital and par value. No stockholder shall own less than 100 post split shares; appropriate adjustments are to be made to the stated capital accounts and capital surplus accounts.

               Additional post split shares of common stock have been issued to reduce current liabilities of the Company in the following manner:

                                                       Number        Dollar
     Description of transaction           Date        of Shares       Value
------------------------------------  ------------- ------------- -------------
Issued to shareholder for debt        5/12/1999           171,500          $172
Issued to directors for services      5/12/1999           780,000           780
Issued to shareholder for debt        11/11/1999          816,000           816
                                                    ------------- -------------
     Total shares issued                                1,767,500        $1,768
                                                    ============= =============

               A shareholder has paid general and administrative expenses on behalf of the Company, through March 31, 2000, of $2,329. The Company has recorded a liability for this amount which has been reduced by the common shares issued ($172 and $816 above). The balance ($1,341) is payable on demand and is non-interest bearing.

NOTE 5         SUBSEQUENT EVENT

               On April 26, 2000, the Company authorized and executed a Debenture agreement to borrow $16,000 from a shareholder of the Company. The proceeds are to be used to purchase snowmobiles, with the intent to rent them, and for other startup costs. The agreement provides that the loan bear interest at 10% per annum and is due three years from the date of the loan. Interest and principal are to be paid at maturity. However, the debt can be converted to common stock of the Company either in part or in full at any time by either party.