Form 10QSB
period 2000-06-30
ENCIBAR INC
filed 2000-07-26
CIK 729976

U. S. Securities and Exchange Commission
                                   Washington, D. C. 20549


                                         FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2000

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

                                  JULY 15, 2000
                                    1,904,190


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


                                  Encibar, Inc.
                                 BALANCE SHEETS
      For the Period Ending June 30, 2000 and the Year Ended March 31, 2000

                                                                           06/30/2000           03/31/2000
                                                                        -----------------       ----------
                                                                           [Unaudited]
                                         ASSETS

Assets


           Cash                                                       $           15,216        $       0
                                                                        -----------------       ---------
           Total Assets                                               $           15,216        $       0
                                                                        =================       =========

                         LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
      Loans from stockholders                                         $            1,943        $   1,341
      Accounts Payable                                                             2,266            2,266
      Income Taxes Payable                                                             0                0
                                                                        -----------------       ---------
           Total Current Liabilities                                               4,209            3,607

      Notes Payable                                                   $           16,000        $       0
                                                                        -----------------       ---------
           Total Liabilities                                                      20,209            3,607

Stockholders' Deficit:
      Common Stock, $.001 par value;
           authorized 100,000,000 shares; issued and
           outstanding, 1,904,190 shares                                           1,904            1,904
      Paid-in Capital                                                            252,575          252,575
      Accumulated Deficit                                                       (259,472)        (258,086)
                                                                        -----------------       ---------
           Total Stockholders' Deficit                                            (4,993)          (3,607)

                                                                        -----------------       ---------
           Total Liabilities and Stockholders' Deficit                $           15,216                0
                                                                        =================       =========

NOTE  TO  FINANCIAL   STATEMENTS:   Interim  financial  statements  reflect  all
adjustments  which  are,  in the  opinion  of  management,  necessary  to a fair statement  of the results for the periods.  The June 30, 2000 balance  sheet has been derived from the audited  financial  statements.  These  interim  financial statements  conform with the requirements for interim  financial  statements and consequently do not include all the disclosures  normally  required by generally accepted accounting principles.

                                    Encibar, Inc.
                              STATEMENTS OF OPERATIONS
  For the Three Month Periods Ended June 30, 1999 and 2000, and for the Period from Reactivation [March 22, 1999] through June 30, 2000

                                                       Three Months     Three Months    Reactivation
                                                          Ended            Ended          through
                                                       06/30/2000        06/30/1999     06/30/2000
                                                    ----------------    ------------    ------------
                                                      [Unaudited]        [Unaudited]     [Unaudited]
REVENUE

     Income                                       $               0     $         0     $       0
                                                    ----------------    -----------     ---------
NET REVENUE                                                       0     $         0     $       0

Operating Expenses

     Operating Expenses                                       1,386           1,454         3,311
                                                    ----------------    -----------     ---------
Total Operating Expenses                                      1,386           1,454         3,311

                                                    ----------------    -----------     ---------
Net Income Before Taxes                           $          (1,386)         (1,454)       (3,311)
                                                    ================    ===========     =========

Current Year Provision for Income Taxes                           0               0         1,284

Net loss                                                     (1,386)         (1,454)       (4,595)

Loss Per Share                                    $           (0.01)    $     (0.01)   $    (0.01)
                                                    ================    ===========     =========

Weighted Average Shares Outstanding                       1,904,190         612,440     1,761,639
                                                    ================    ===========     =========


                                     Encibar, Inc.
                                STATEMENTS OF CASH FLOWS
  For the Three Month Periods Ended June 30, 1999 and 2000, and for the Period from Reactivation [March 22, 1999] through June 30, 2000

                                                            Three Months        Three Months      Reactivation
                                                               Ended               Ended            through
                                                             06/30/2000          06/30/1999        06/30/2000
                                                          --------------        ------------    ---------------
                                                             [Unaudited]        [Unaudited]        [Unaudited]

Cash Flows Used For Operating Activities
-------------------------------------------------------


  (Net Loss)                                            $        (1,386)        $    (1,454)    $    (4,595)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Shares issued for forgiveness of debt               $             0         $         0     $         0
    Increase/(Decrease) in accounts payable
    Increase/(Decrease) in loans from shareholder       $           602         $     1,454     $     3,811
                                                          --------------        -----------     -----------
     Net Increase/(Decrease) in Cash from Operating Activities     (784)        $         0     $      (784)
                                                          ==============        ===========     ===========

Cash Flows Provided by Financing Activities
-------------------------------------------------------
   Increase in Notes Payable                            $        16,000         $         0     $    16,000
                                                          --------------        -----------     -----------
                                                          --------------        -----------     -----------
     Net Increase/(Decrease) in Cash from Financing     $        16,000                   0          16,000
     Activities                                           ==============        ===========     ===========

      Net Increase In Cash                              $        15,216         $         0     $    15,216

      Beginning Cash Balance                            $             0         $         0     $         0

      Ending Cash Balance                               $        15,216         $         0     $    15,216
                                                          --------------        -----------     -----------


Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     To further the Company's business model, management received funding in the amount of $16,000, in debt financing. Managment plans on using the $16,000 to purchase snowmobiles and trailers. Management is currently looking to acquire both snowmobiles and trailers, also Management is working on securing liability insurance coverage. Once the equipment is acquired management will begin advertising through the Company's webpage and local newspapers.

Results of Operations.

     The Company received no revenue during the quarterly period ended June 30, 2000, and incurred expenses of $1,386, stemming from general and administrative expenses.

Liquidity.

     At June 30, 2000, the Company had total current assets of $15,216 and total liabilities of $20,209.

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

None; Not applicable

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  ENCIBAR, INC.



Date:7/25/00            /S/ SARAH EDSON
                        Sarah K. Edson, President and Director



Date:7/25/00            /S/ LISA HOWELLS
                        Lisa J. Howells, Vice President, Treasurer and Director