Form 10QSB
period 2000-09-30
ENCIBAR INC
filed 2000-10-11
CIK 729976

U. S. Securities and Exchange Commission
                                   Washington, D. C. 20549


                                         FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2000

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

                               September 30, 2000
                                    1,904,190


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


                                  Encibar, Inc.
                                 BALANCE SHEETS
   For the Period Ending September 30, 2000 and the Year Ended March 31, 2000

                                                                           09/30/2000           03/31/2000
                                                                        -----------------       ----------
                                                                           [Unaudited]
                                         ASSETS

Assets


           Cash                                                       $            9,052        $       0
           Equipment                                                               5,501                0
              Less Accumulated Depreciation                                         (275)               0
                                                                        -----------------       ---------
           Total Assets                                               $           14,278        $       0
                                                                        =================       =========

                         LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
      Loans from stockholders                                         $            3,892        $   1,341
      Accounts Payable                                                             2,266            2,266
      Income Taxes Payable                                                             0                0
                                                                        -----------------       ---------
           Total Current Liabilities                                               6,158            3,607

      Notes Payable                                                   $           16,000        $       0
                                                                        -----------------       ---------
           Total Liabilities                                                      22,158            3,607

Stockholders' Deficit:
      Common Stock, $.001 par value;
           authorized 100,000,000 shares; issued and
           outstanding, 1,904,190 shares                                           1,904            1,904
      Paid-in Capital                                                            252,575          252,575
      Accumulated Deficit                                                       (262,359)        (258,086)
                                                                        -----------------       ---------
           Total Stockholders' Deficit                                            (7,880)          (3,607)

                                                                        -----------------       ---------
           Total Liabilities and Stockholders' Deficit                $           14,278                0
                                                                        =================       =========

NOTE  TO  FINANCIAL   STATEMENTS:   Interim  financial  statements  reflect  all
adjustments  which  are,  in the  opinion  of  management,  necessary  to a fair statement of the results for the periods.  The March 31, 2000 balance  sheet has been derived from the audited  financial  statements.  These  interim  financial statements  conform with the requirements for interim  financial  statements and consequently do not include all the disclosures  normally  required by generally accepted accounting principles.


                                  ENCIBAR, INC.
                            STATEMENTS OF OPERATIONS
 For the Three and Six Month Periods Ended September 30, 2000 and 1999, and for the Period
         from Reactivation [March 22, 1999] through September 30, 2000

                                                     Three Months       Three Months      Six Months      Six Months    Reactivation
                                                         Ended             Ended            Ended           Ended         through
                                                       9/30/2000         9/30/1999        9/30/2000       9/30/1999      09/30/2000
                                                    ----------------   ---------------   -------------   -------------   ----------
                                                      [Unaudited]       [Unaudited]        [Unaudited]   [Unaudited]     [Unaudited]
REVENUE

     Income                                       $             212  $              0 $           212 $             0           212
                                                    ----------------   ---------------   -------------   -------------   ----------
NET REVENUE                                                     212                 0             212               0             0

Operating Expenses

     Operating Expense                                        3,100               661           4,486           2,115         6,411
                                                    ----------------   ---------------   -------------   -------------   ----------
Total Operating Expenses                                      3,100               661           4,486           2,115         6,411

                                                    ----------------   ---------------   -------------   -------------   ----------
Net Income Before Taxes                           $          (2,888) $           (661) $       (4,274)$       (2,115)       (6,199)
                                                    ================   ===============   =============   =============   ==========

Income/Franchise taxes                                            0                 0               0               0        1,284

Net loss                                                     (2,888)             (661)         (4,274)         (2,115)      (7,483)

Loss Per Share                                    $           (0.01) $          (0.01)$         (0.01)$         (0.01)       (0.01)
                                                    ================   ===============   =============   =============   ==========

Weighted Average Shares Outstanding                       1,904,190         1,087,224       1,904,190      19,510,971     1,785,398
                                                    ================   ===============   =============   =============   ==========

                                                      ENCIBAR, INC.
                                                 STATEMENTS OF CASH FLOWS
 For the Three and Six Month Periods Ended September 30, 2000 and 1999, and for the Period
         from Reactivation [March 22, 1999] through September 30, 2000

                                                     Three Months       Three Months       Six Months      Six Months   Reactivation
                                                         Ended             Ended             Ended           Ended         through
                                                       9/30/2000         9/30/1999         9/30/2000       9/30/1999      09/30/2000
                                                    ----------------   ---------------    -------------   -------------   ----------
                                                      [Unaudited]       [Unaudited]        [Unaudited]   [Unaudited]     [Unaudited]

Cash Flows Used For Operating Activities
---------------------------------------------------

  Net Loss                                           $        (2,888)  $          (661)  $        (4,274) $     (2,115)  $   (7,483)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation                                                 275                 0               275             0          275
    Increase/(Decrease) in Accounts Payable                        0                 0                 0             0            0
    Increase/(Decrease) in loans from shareholder              1,950               661             2,552         2,115        5,761
                                                       --------------    --------------   ---------------   -----------  ----------
      Net Cash Used For Operating Activities                    (663)                0            (1,447)            0       (1,447)
                                                       ==============    ==============   ===============   ===========  ==========

Cash Flows Provided by Investing Activities
     Cash used to purchase equipment                          (5,501)                0            (5,501)            0       (5,501)
                                                         -----------     --------------   ---------------   -----------  ----------
     Net cash used for investing activities                   (5,501)                0            (5,501)            0       (5,501)

Cash Flows Provided by Financing Activities
     Notes payable                                                 0                 0            16,000             0       16,000
                                                         -----------     --------------   ---------------   -----------  ----------
     Net cash from financing activities                            0                 0            16,000             0       16,000


      Net Increase/(Decrease) in cash                         (6,164)                0             9,052             0        9,052

      Beginning Cash Balance                                  15,216                 0                 0             0            0

      Ending Cash Balance                          $           9,052 $               0 $           9,052 $           0   $    9,052
                                                       --------------    --------------   ---------------   -----------  ----------



Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     To further the Company's business model, management purchased a trailer and began renting it to customers. Managment is currenty seeking to acquire at least two snowmobiles, and also, Management is finalizing terms for liability insurance coverage. Advertising through the Company's webpage and local newspapers will continue to be Managment's plan on establishing a client base.

Results of Operations.

     The Company received $212 in revenue during the quarterly period ended Sepetmber 30, 2000, and incurred expenses of $3,100, stemming from general and administrative expenses.

Liquidity.

     At September 30, 2000, the Company had total current assets of $14,278 and total liabilities of $22,158.

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

None; Not Applicabe.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  ENCIBAR, INC.



Date:10/03/2000         /S/ SARAH EDSON
                        Sarah K. Edson, President and Director



Date:10/09/2000         /S/ LISA HOWELLS
                        Lisa J. Howells, Vice President, Treasurer and Director