Form 10QSB
period 2000-12-31
ENCIBAR INC
filed 2001-01-23
CIK 729976

U. S. Securities and Exchange Commission
                                   Washington, D. C. 20549


                                         FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 2000

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

                                JANUARY 9, 2001
                                    1,903,224


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

                                  Encibar, Inc.
                                 BALANCE SHEETS
   For the Period Ending December 31, 2000 and the Year Ended March 31, 2000

                                                                           12/31/2000           03/31/2000
                                                                        -----------------       ----------
                                                                           [Unaudited]
                                         ASSETS

Assets


           Cash                                                       $            4,381        $       0
           Equipment                                                               9,806                0
              Less Accumulated Depreciation                                         (765)               0
                                                                        -----------------       ---------
           Total Assets                                               $           13,422        $       0
                                                                        =================       =========

                         LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
      Loans from stockholders                                         $            3,892        $   1,341
      Accounts Payable                                                             2,266            2,266
      Income Taxes Payable                                                             0                0
                                                                        -----------------       ---------
           Total Current Liabilities                                               6,158            3,607

      Notes Payable                                                   $           16,000        $       0
                                                                        -----------------       ---------
           Total Liabilities                                                      22,158            3,607

Stockholders' Deficit:
      Common Stock, $.001 par value;
           authorized 100,000,000 shares; issued and
           outstanding, 1,904,190 shares                                           1,904            1,904
      Paid-in Capital                                                            252,575          252,575
      Accumulated Deficit                                                       (263,215)        (258,086)
                                                                        -----------------       ---------
           Total Stockholders' Deficit                                            (8,736)          (3,607)

                                                                        -----------------       ---------
           Total Liabilities and Stockholders' Deficit                $           13,422                0
                                                                        =================       =========


                                  ENCIBAR, INC.
                            STATEMENTS OF OPERATIONS
     For the Three and Nine Month Periods Ended December 31, 2000 and 1999, and for the Period from Reactivation [March 22, 1999] through December 31, 2000

                                                  Three Months     Three Months     Nine Months    Nine Months  Reactivation
                                                     Ended            Ended            Ended          Ended       through
                                                    12/31/00         12/31/99        12/31/00       12/31/99     12/31/2000
                                                 ---------------  ---------------   ------------   ------------ ------------
                                                  [Unaudited]      [Unaudited]       [Unaudited]   [Unaudited]   [Unaudited]
REVENUE
     Revenue from Operations                   $              0 $              0 $          212 $            0  $        212
                                                 ---------------  ---------------   ------------   ------------ ------------
         Total Revenue                                        0                0            212              0           212

General and Administrative Expenses                         856              228          5,342          2,343         7,267
                                                 ---------------  ---------------   ------------   ------------ ------------

Net Income Before Taxes                                    (856)            (228)        (5,130)        (2,343)       (7,055)
                                                 ===============  ===============   ============   ============ ============
Income/Franchise Taxes                                        0                0              0              0         1,284

Net Loss                                                   (856)            (228)        (5,130)        (2,343)       (8,339)

Loss Per Share                                            (0.01)           (0.01)         (0.01)         (0.01)        (0.01)

Weighted Average Shares Outstanding                   1,903,224        1,903,224      1,903,224      1,091,234     1,802,368
                                                 ===============  ===============   ============   ============ ============

                                  ENCIBAR, INC.
                            STATEMENTS OF CASH FLOWS
     For the Three and Nine Month Periods Ended December 31, 2000 and 1999, and for the Period from Reactivation [March 22, 1999] through December 31, 2000

                                                    Three Months       Three Months       Nine Months     Nine Months   Reactivation
                                                        Ended             Ended             Ended           Ended         through
                                                      12/31/2000        12/31/1999         12/31/2000      12/31/1999     12/31/2000
                                                   ----------------   ---------------    -------------   -------------   ----------
                                                     [Unaudited]       [Unaudited]        [Unaudited]   [Unaudited]     [Unaudited]

Cash Flows Used For Operating Activities
---------------------------------------------------

  Net Loss                                           $          (856)  $          (228)  $        (5,130) $     (2,343)  $   (8,339)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation                                                 490                 0               765             0          765
    Increase/(Decrease) in Accounts Payable                        0                 0                 0             0            0
    Increase/(Decrease) in loans from shareholder                  0               228             2,552         2,343        5,761
                                                       --------------    --------------   ---------------   -----------  ----------
      Net Cash Used For Operating Activities                    (366)                0            (1,813)            0       (1,813)
                                                       ==============    ==============   ===============   ===========  ==========

Cash Flows Provided by Investing Activities
     Cash used to purchase equipment                          (4,305)                0            (9,806)            0       (9,806)
                                                         -----------     --------------   ---------------   -----------  ----------
     Net cash used for investing activities                   (4,305)                0            (9,806)            0       (9,806)

Cash Flows Provided by Financing Activities
     Notes payable                                                 0                 0            16,000             0       16,000
                                                         -----------     --------------   ---------------   -----------  ----------
     Net cash from financing activities                            0                 0            16,000             0       16,000


      Net Increase/(Decrease) in cash                         (4,671)                0             4,381             0        4,381

      Beginning Cash Balance                                   9,052                 0                 0             0            0

      Ending Cash Balance                          $           4,381 $               0 $           4,381 $           0   $    4,381
                                                       --------------    --------------   ---------------   -----------  ----------



NOTES TO FINANCIAL STATEMENTS: Interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods. The March 31, 2000 balance sheet has been derived from the audited financial statements. These interim financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by generally accepted accounting principles.

Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company purchased a snowmobile and is currently seeking to acquire several more snowmobiles. The Company is continuing advertisement through the Company's webpage and management is seeking opportunities to establish a customer base.

Results of Operations.

     The Company received $0 in revenue during the quarterly period ended December 31, 2000, and incurred expenses of $856, stemming from depreciation, general and administrative expenses.

Liquidity.

     At December 31, 2000, the Company had total current assets of $13,422 and total liabilities of $22,158.


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

                                  ENCIBAR, INC.



Date: 01/22/00          /S/ SARAH EDSON
                        Sarah K. Edson, President and Director



Date: 01/22/00          /S/ LISA HOWELLS
                        Lisa J. Howells, Vice President, Treasurer and Director