Form 10QSB/A
period 2000-12-31
ENCIBAR INC
filed 2001-01-23
CIK 729976

U. S. Securities and Exchange Commission
                                   Washington, D. C. 20549


                                  FORM 10-QSB/A


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

                                  ENCIBAR, INC.



Date: 01/22/01          /S/ SARAH EDSON
                        Sarah K. Edson, President and Director



Date: 01/22/01          /S/ LISA HOWELLS
                        Lisa J. Howells, Vice President, Treasurer and Director