Form 10QSB
period 2001-03-31
VERSACOM INTERNATIONAL INC
filed 2001-08-06
CIK 729976

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


         For the quarterly period ended     March 31, 2001
                                        -------------------------------

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from               to
                                        --------------   ------------------

                        Commission File Number: 2-86724D

                          Versacom International, Inc.
          -------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its Charter)

      Utah                                                       87-0396692
-----------------                                          ---------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


                 131 N.W. 13th Street, Boca Raton, Florida 33432
                ------------------------------------------------
                    (Address of principal executive offices)

                                 (561) 362-0049
                                 --------------
                           (Issuer's telephone number)

                                       N/A
                                     -------
                    (Former Name, former address and former
                   fiscal year, if changed since last Report)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
    ---     ---

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,317,390 shares of Common Stock as of August 2, 2001.

         Transitional Small Business Disclosure Format:       Yes      No X
                                                                 ----    ----

                          VERSACOM INTERNATIONAL, INC.


PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements (unaudited)

VERSACOM INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET
MARCH 31, 2001 (UNAUDITED)
================================================================================

ASSETS
================================================================================

CURRENT ASSETS
     Cash                                                           $     7,422
     Accounts receivable, net of allowance of $25,712                   100,709
     Inventory                                                           35,653
--------------------------------------------------------------------------------
         Total current assets                                           143,784

PROPERTY AND EQUIPMENT                                                  107,136

OTHER ASSETS                                                             23,976
--------------------------------------------------------------------------------

         TOTAL ASSETS                                               $   274,896
================================================================================

LIABILITIES AND DEFICIENCY IN ASSETS
================================================================================

CURRENT LIABILITIES
     Accounts payable                                               $   753,527
     Notes payable                                                      420,000
     Convertible note payable                                            30,000
     Current maturities of long-term debt                                12,736
     Current maturities of obligations under capital leases              13,998
     Current maturities of stockholder loans                             84,937
     Accrued wages and related taxes and benefits                       240,544
     Sales tax payable                                                  101,336
     Other accrued liabilities                                           86,230
--------------------------------------------------------------------------------
         Total current liabilities                                    1,743,308

LONG-TERM DEBT                                                           26,839

OBLIGATIONS UNDER CAPITAL LEASES                                          6,313

STOCKHOLDER LOANS                                                       351,750
--------------------------------------------------------------------------------

         TOTAL LIABILITIES                                            2,128,210
--------------------------------------------------------------------------------

DEFICIENCY IN ASSETS                                                 (1,853,314)
--------------------------------------------------------------------------------

         TOTAL LIABILITIES AND DEFICIENCY IN ASSETS                 $   274,896
================================================================================

                            See accompanying notes.

VERSACOM INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2001 AND 2000 (UNAUDITED)
================================================================================

                                                         2001           2000
================================================================================


NET SALES                                          $    195,044    $  1,085,490

COST OF GOODS SOLD                                      182,904         422,980
--------------------------------------------------------------------------------

GROSS PROFIT                                             12,140         662,510

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES          1,115,173         316,997
--------------------------------------------------------------------------------

OPERATING INCOME (LOSS)                              (1,103,033)        345,513
--------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
   Other income                                              --           1,983
   Interest expense                                      (4,472)           (356)
--------------------------------------------------------------------------------
     Total other income (expense)                        (4,472)          1,627
--------------------------------------------------------------------------------

NET INCOME (LOSS)                                  $ (1,107,505)   $    347,140
================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING                                         6,871,500      12,300,000
================================================================================

NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED    $      (0.16)   $       0.03
================================================================================


                            See accompanying notes.

VERSACOM INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIENCY IN ASSETS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2001 (UNAUDITED)

====================================================================================================================================

                                                           Common Stock              Additional
                                                    ---------------------------        Paid in       Addumulated
                                                     Shares           Amount           Capital          Deficit           Total
====================================================================================================================================
Balance at December 31, 2000                        5,000,000      $     5,000      $    (4,878)      $(1,215,549)      $(1,215,427)

Issuance of common stock for
     repayment of debt                              1,000,000            1,000           99,000                --           100,000

Issuance of common stock for
     services                                       5,100,000            5,100          249,900                --           255,000

Assumption of net liabilities of
     Encibar, Inc.                                    333,960              334           (5,716)               --            (5,382)

Issuance of common stock for cash                     200,000              200          119,800                --           120,000

Net loss                                                   --               --               --        (1,107,505)       (1,107,505)
------------------------------------------------------------------------------------------------------------------------------------

Balance at March 31, 2001                          11,633,960      $    11,634      $   458,106       ($2,323,054)      ($1,853,314)
===================================================================================================================================-

                            See accompanying notes.

VERSACOM INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2001 AND 2000 (UNAUDITED)

====================================================================================================================================
                                                                                                        2001               2000
====================================================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                                                $(1,107,505)       $   347,140
------------------------------------------------------------------------------------------------------------------------------------
    Adjustments to reconcile net income (loss) to net cash provided by (used in)
       operating activities:
       Bad debts                                                                                              --              1,901
       Depreciation and amortization                                                                       9,685              6,560
       Debt issued for services                                                                          400,000                 --
       Stock issued for services                                                                         255,000                 --
       Changes in operating assets and liabilities:
          Accounts receivable                                                                             36,933           (165,139)
          Inventory                                                                                       13,719                 --
          Accounts payable                                                                               110,530           (152,038)
          Accrued wages and related taxes and benefits                                                    38,496              4,111
          Sales tax payable                                                                                3,449             11,611
          Other accrued liabilities                                                                       13,423               (911)
------------------------------------------------------------------------------------------------------------------------------------
              Total adjustments                                                                          881,235           (293,905)
------------------------------------------------------------------------------------------------------------------------------------
                 Net cash provided by (used in) operating activities                                    (226,270)            53,235
------------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of equipment                                                                                     --             (1,066)
    Other current assets                                                                                  (7,206)                --
    Net liabilities of company acquired                                                                   (5,382)                --
------------------------------------------------------------------------------------------------------------------------------------
                 Net cash used in investing activities                                                   (12,588)            (1,066)
------------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayments of long-term debt                                                                          (9,104)            (2,768)
    Repayments on capital leases                                                                          (3,021)            (1,629)
    Repayments on stockholder loans                                                                           --            (10,716)
    Advances from stockholder                                                                            232,000                 --
    Repayments on note from former stockholder                                                            (1,509)                --
    Capital contributions                                                                                 10,000                 --
------------------------------------------------------------------------------------------------------------------------------------
                 Net cash provided by (used in) financing activities                                     228,366            (15,113)
------------------------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                                                                          (10,492)            37,056

CASH - BEGINNING OF PERIOD                                                                                17,914                200
------------------------------------------------------------------------------------------------------------------------------------

CASH - END OF PERIOD                                                                                 $     7,422        $    37,256
====================================================================================================================================

                            See accompanying notes.

VERSACOM INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2001 AND 2000 (UNAUDITED)
================================================================================

                                                         2001           2000
================================================================================

Supplemental Disclosures of Cash Flow Information:
--------------------------------------------------------------------------------

    Interest paid                                     $  4,472        $   4,156
================================================================================

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
--------------------------------------------------------------------------------


    During 2000, the Company acquired two company vehicles in exchange for a note payable of $20,271.

    In March 2001, the Company issued 1,000,000 shares of common stock to a former stockholder in exchange for repayment of debt.

    In March 2001, the company issued 200,000 shares of common stock in connection with a deposit received in December 2000.

    During 2000, the Company received a deposit of $10,000 from a stockholder which in 2001, was recorded as contributed capital.



                            See accompanying notes.

VERSACOM INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

--------------------------------------------------------------------------------
NOTE 1.           BASIS OF PRESENTATION AND CONSOLIDATION
--------------------------------------------------------------------------------
                  Basis of Presentation

                  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB for quarterly reports under section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

                  The audited financial statements at December 31, 2000 which are included in the Company's Report on Form 8K as amended should be read in conjunction with these condensed consolidated financial statements.

                  Basis of Consolidation

                  The condensed consolidated financial statements include the accounts of VersaCOM International, Inc. (VersaCOM) and its wholly owned subsidiary, VersaCOM Holdings, Inc. (collectively "the Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

--------------------------------------------------------------------------------
NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

                  Use of Estimates

                  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the respective reporting period. Actual results could differ from those estimates.

                  Net Income (Loss) Per Share

                  The Company applies Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128) which requires dual presentation of net income (loss) per share:
                  Basic and Diluted. Basic income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Outstanding stock options were not considered in the calculation of diluted loss per share for the three month period ended March 31, 2001 as their effect would have been anti-dilutive. There were no potentially dilutive securities outstanding during the three month period ended March 31, 2000.

--------------------------------------------------------------------------------
NOTE 3.           REVERSE ACQUISITION
--------------------------------------------------------------------------------

                  On March 7, 2001, the Company entered into an agreement and plan of merger with Encibar, Inc. (Encibar), a non-operating public reporting company. The agreement provides, among other things, that Encibar acquire all of the outstanding common stock of the Company in exchange for 10,460,000 shares of common stock of Encibar. The agreement also provides for the Company to pay $400,000 to an investment consultant for services provided related to the merger.

                  For accounting purposes this transaction was treated as an acquisition of assets of Encibar by the Company and as a recapitalization of the Company (reverse merger).

--------------------------------------------------------------------------------
NOTE 4.           STOCK BASED COMPENSATION
--------------------------------------------------------------------------------

                  In March 2001, the Company established a Stock Option Plan (the Plan) which provides for the Company to issue options to employees, directors and outside consultants of the Company. The issuance and form of options shall be at the discretion of the Company's board of directors. The Company has allocated 3,500,000 shares of common stock to the Plan.

--------------------------------------------------------------------------------
NOTE 5.           NOTE PAYABLE
--------------------------------------------------------------------------------

                  In July 2001, as part of a settlement agreement relating to the $400,000 to be paid to the investment consultant described in Note 3, the Company is required to pay the $400,000 on specified dates through February 15, 2002.

--------------------------------------------------------------------------------
NOTE 6.           GOING CONCERN CONSIDERATIONS
--------------------------------------------------------------------------------

                  The Company has negative working capital and has sustained operating losses and negative cash flows from operations and has experienced difficulty in meeting its obligations as they become due. These factors raise substantial doubt about the Company's ability to continue as a going concern.

                  Management believes the risk of this uncertainty is mitigated by certain events that have occurred subsequent to March 31, 2001, including the Company raising approximately $535,000 in equity. In addition, in June 2001, the Company engaged the services of several investment banking firms to raise additional equity and was awarded a government contract along with several other companies to install DSL lines for government employees. The ability of the Company to continue as a going concern is dependent on generating operating profit and positive cash flows and/or generating additional debt or equity.

                  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

--------------------------------------------------------------------------------
NOTE 7.           SUBSEQUENT EVENTS
--------------------------------------------------------------------------------

                  Acquisitions

                  In May 2001, the Company acquired all of the outstanding common stock of Northeast Technologies, Inc. (Northeast), a telecommunications company located in Maine for a purchase price of 10,000 shares of common stock of the Company. Northeast specializes in the design and installation of copper and fiber optic cable systems for voice and data networks and serves the New England area.

                  In May 2001, the Company acquired substantially all of the assets of On Call Communications (On Call), a telecommunications networking company located in Winter Garden, Florida for a purchase price of $15,000 cash and $35,000 of common stock of the Company. On Call specializes in the sale and support of business telephone and voice mail systems as well as the design, installation and repair of copper and fiber optic cable systems for both voice and data networks.

                  In May 2001, the Company entered into a letter of intent to acquire the assets of a voice and data networking company headquartered in Maine.

                  In July 2001 the Company entered into a letter of intent to acquire the assets of a telecommunications interconnect company in New Jersey.

                  In July 2001 the Company entered into a letter of intent to acquire the assets of a telecommunications interconnect company in New Hampshire.

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation

Cautionary Statement Regarding Forward-Looking Statements
---------------------------------------------------------

         Certain statements contained in this Section and elsewhere in this report regarding matters that are not historical facts are forward-looking statements. Because such forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. All statements which address operating performance, events or developments that management expects or anticipates to incur in the future, including statements relating to sales and earnings growth or statements expressing general optimism about future operating results, are forward-looking statements. The forward-looking statements are based on management's current views and assumptions regarding future events and operating performance. Many factors could cause actual results to differ materially from estimates contained in management's forward-looking statements. The differences may be caused by a variety of factors, including, but not limited to, adverse economic conditions, competitive pressures, inadequate capital, unexpected costs, lower revenues, net income and forecasts, the possibility of fluctuation and volatility of the Company's operating results and financial condition, inability to carry out marketing and sales plans and loss of key executives, among other things.

Results of Operations

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000
-------------------------------------------------------------------------------

         Effective March 9, 2001, the Company, which was then known as Encibar, Inc., completed a "reverse merger" resulting in the acquisition of all of the outstanding shares of capital stock of Versacom International, Inc., a Florida corporation ("Versacom Florida"). Upon completion of the acquisition, Encibar, Inc. changed its name to Versacom International, Inc. The following results of operations reflect the operating results of Versacom Florida for the three months ended March 31, 2001 and 2000.

         For the three months ended March 31, 2001, we generated revenues of $195,044, an 82% decrease from revenues of $1,085,490 for the corresponding three month period of 2000. This decrease was primarily caused by inconsistent sales while we develop more effective and efficient marketing capabilities. We have implemented a plan designed to reallocate existing management skills, and recruit qualified sales personnel, all in an effort to provide necessary public company executive and administrative support, without reduction in sales and marketing efforts.

         For the 2001 quarter, we incurred a net loss of $(1,107,505) or approximately $(.16) per share, compared to net income of $347,140 or approximately $.03 per share for the corresponding quarter in 2000. The net loss was primarily attributable to the reduced sales and an increase in executive and marketing personnel to manage an acquisition-minded public company.

         Expenses of $1,115,173 for the quarter ended March 31, 2001 reflect a increase of 252% over expenses of $316,997 incurred during the quarter ended March 31, 2000. This increase in expenses is primarily attributable to increased personnel costs.

Liquidity, Capital Resources and Plan of Operations

         As of March 31, 2000 and 1999, the auditors of the financial statements of Encibar, Inc. indicated in their audit report that Encibar, Inc.'s net losses and working capital deficits raised substantial doubt that Encibar, Inc. would be able to continue as a going concern. For the years ended December 31, 2000 and 1999, the audited financial statements of Versacom Florida included an unqualified opinion with an explanatory paragraph indicating the uncertainty of the Company's ability to continue as a going concern.

         As of March 31, 2001, we had a working capital deficit of $1,599,524, in that our current liabilities exceeded our current assets by that amount. At March 31, 2001, we also had an accumulated deficit of $1,853,314.

         Prior to completion of the "reverse merger" Versacom Florida generated annual revenues of in excess of $3,000,000. However, maximizing revenues was made difficult by a lack of marketing personnel. This problem was exacerbated when John Kaiser, then Versacom Florida's sole salesperson, turned his attention to completion of the "reverse merger" and, thereafter, the day-to-day responsibilities of public company administration. In order to provide necessary administration and expanded marketing activities on an executive level, we have begun building a highly experienced and aggressive sales staff. We have engaged Brad Fischer as the Company's Vice President of Sales. Mr. Fischer has spent thirteen years in the communications industry. During the last seven years, Mr. Fischer has been employed as the regional manager for the Company's main vendor, Telrad Telecommunications. We have also hired and/or positioned for hiring, regional or local sales managers for South Florida and New England, and propose to retain additional sales managers as we complete planned acquisitions in Maine, New Hampshire and Orlando.

         Recent results have confirmed management's belief that the Company's focus on personnel changes would positively affect operations. In July 2001, we entered into and agreement for the Company to become Project Manager of a third party's contract with the United States General Services Administration to install DSL lines for various Government agencies. Also in July, the Company was designated to provide of new communications systems, and maintain current communications systems, for a bridalwear company with 138 locations throughout the United States, and plans to open 25 additional locations over the next year. The Company has also been designated as the "outsourced IT Department" for such entities as the City of Sunny Isles, Florida.

         The Company's business plan envisions the acquisition of small "telephone interconnect" companies and increasing their sales by providing data maintenance and data sales to their existing customer base. Management believes that existing interconnect companies have been reluctant to capitalize upon the convergence of voice and data communication. The Company's plans have recently been implemented, and since the end of the first quarter, the Company has acquired companies in Portland, Maine and Winter Garden (Orlando) Florida, and has entered into binding and non-binding agreements to acquire operations in Portland, Maine, Somersworth, New Hampshire (Boston Area), West Berlin, New Jersey (Philadelphia Area) and Norwalk, Connecticut. These and future acquisition candidates have been selected due to their anticipated profitability.

         Since January 2001, the Company has augmented operating revenues with approximately $750,000 in equity investments. We may require additional funding in order to implement our business plans. There is no assurance that additional funding, if required, will be available to us on favorable terms. While we have executed a term sheet with Joseph Stevens and Company, New York, New York, to raise $600,000 to $1,000,000 of additional capital, our understanding with Joseph Stevens and Company is subject to the execution of mutually acceptable definitive agreements.

PART II. OTHER INFORMATION
         -----------------

Item 1.  Legal Proceedings.

              None.

Item 2.  Changes in Securities.

              None.

Item 3.  Defaults Upon Senior Securities.

              None.

Item 4.  Submission of Matters to a Vote of Security Holders.

              None.

Item 5.  Other Information.

              None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits required by Item 601 of Regulation S-B

                  None.

         (b)      Reports on Form 8-K

                  During the period covered by this Report a Report on Form 8-K was filed on March 23, 2001 to disclose that the Company had consummated an Agreement and Plan of Merger with Versacom International, Inc., a Florida corporation.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as duly authorized officers of the Registrant.


                                 VERSACOM INTERNATIONAL, INC.



                                 By:      /s/ Fred Schwartz
                                          --------------------------------------
                                          Fred Schwartz
                                          President and Chief Executive Officer


                                 By:      /s/ Dominic Paris
                                          --------------------------------------
                                          Dominic Paris
                                          Chief Financial Officer

Dated: August 3, 2001