Form 10QSB
period 2001-06-30
VERSACOM INTERNATIONAL INC
filed 2001-08-21
CIK 729976

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended     June 30, 2001
                                        -------------------------------

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from               to
                                        --------------   ------------------

                        Commission File Number: 2-86724D
                                                --------

                          Versacom International, Inc.
          -------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its Charter)

         Utah                                           87-0396692
-------------------------------           --------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                 131 N.W. 13th Street, Boca Raton, Florida 33432
                ------------------------------------------------
                    (Address of principal executive offices)

                                 (561) 362-0049
                                 --------------
                           (Issuer's telephone number)

                                       N/A
                                       ---
              (Former Name, former address and former fiscal year,
                          if changed since last Report)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,867,212 shares of Common Stock as of August 19, 2001.

         Transitional Small Business Disclosure Format:       Yes [ ]   No [X]

                          VERSACOM INTERNATIONAL, INC.

PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements (unaudited)


VERSACOM INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
JUNE 30, 2001

====================================================================================================

ASSETS
====================================================================================================

CURRENT ASSETS
     Cash                                                                                $       903
     Accounts receivable, net of allowance of $27,313                                        146,424
     Inventory                                                                                31,153
----------------------------------------------------------------------------------------------------
         Total current assets                                                                178,480

PROPERTY AND EQUIPMENT                                                                        97,450

CUSTOMER LIST, NET                                                                            48,750

OTHER ASSETS                                                                                  35,785
----------------------------------------------------------------------------------------------------

         TOTAL ASSETS                                                                    $   360,465
====================================================================================================

LIABILITIES AND DEFICIENCY IN ASSETS
====================================================================================================

CURRENT LIABILITIES
     Accounts payable                                                                    $   881,701
     Notes payable                                                                           420,000
     Convertible note payable                                                                 30,000
     Current maturities of long-term debt                                                     17,235
     Current maturities of obligations under capital leases                                   14,273
     Current maturities of stockholder loans                                                  83,774
     Accrued wages and related taxes and benefits                                            408,407
     Sales tax payable                                                                        72,501
     Other accrued liabilities                                                               182,889
----------------------------------------------------------------------------------------------------
         Total current liabilities                                                         2,110,780

LONG-TERM DEBT                                                                                29,301

OBLIGATIONS UNDER CAPITAL LEASES                                                               4,837

STOCKHOLDER LOANS                                                                            348,349
----------------------------------------------------------------------------------------------------

         TOTAL LIABILITIES                                                                 2,493,267
----------------------------------------------------------------------------------------------------

DEFICIENCY IN ASSETS                                                                      (2,132,802)
----------------------------------------------------------------------------------------------------

         TOTAL LIABILITIES AND DEFICIENCY IN ASSETS                                      $   360,465
====================================================================================================

VERSACOM INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2001 AND 2000

===================================================================================================================================
                                                                  Three Months Ended June 30,           Six Months Ended June 30,
                                                                 ------------------------------      ------------------------------
                                                                     2001              2000               2001              2000
===================================================================================================================================
NET SALES                                                        $    314,893      $  1,032,122      $    509,937      $  2,117,612

COST OF GOODS SOLD                                                    244,855           949,202           427,759         1,372,182
-----------------------------------------------------------------------------------------------------------------------------------

GROSS PROFIT                                                           70,038            82,920            82,178           745,430

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                          629,008           413,886         1,744,181           730,883
-----------------------------------------------------------------------------------------------------------------------------------

OPERATING INCOME (LOSS)                                              (558,970)         (330,966)       (1,662,003)           14,547
-----------------------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
   Other income                                                         7,050             1,158             7,050             3,141
   Interest expense                                                   (17,669)             (304)          (22,141)             (660)
-----------------------------------------------------------------------------------------------------------------------------------
     Total other income (expense)                                     (10,619)              854           (15,091)            2,481
-----------------------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                                $   (569,589)     $   (330,112)     $ (1,677,094)     $     17,028
===================================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING               12,272,129        12,300,000         9,666,654        12,300,000
===================================================================================================================================

NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED                  $      (0.05)     $      (0.03)     $      (0.17)     $         --
===================================================================================================================================

VERSACOM INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

===================================================================================================================================

                                                                                                         2001             2000
===================================================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                                                $(1,677,093)       $    17,028
-----------------------------------------------------------------------------------------------------------------------------------

    Adjustments to reconcile net income (loss) to net cash provided by (used in)
       operating activities:
       Bad debts                                                                                          15,805              2,306
       Depreciation and amortization                                                                      20,621             13,120
       Debt issued for services                                                                          400,000                 --
       Stock issued for services                                                                         255,000                 --
       Changes in operating assets and liabilities:
          Accounts receivable                                                                             (9,035)          (137,798)
          Inventory                                                                                       18,219                 --
          Accounts payable                                                                               222,228            124,321
          Accrued wages and related taxes and benefits                                                   206,359              5,753
          Sales tax payable                                                                              (25,386)            26,222
          Other accrued liabilities                                                                      108,088             (6,911)
-----------------------------------------------------------------------------------------------------------------------------------
              Total adjustments                                                                        1,211,899             27,013
-----------------------------------------------------------------------------------------------------------------------------------
                 Net cash provided by (used in) operating activities                                    (465,194)            44,041
-----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of equipment                                                                                     --             (1,066)
    Acquisition of customer list                                                                         (15,000)                --
    Other current assets                                                                                 (13,015)                --
    Cash balance of company acquired                                                                     (12,241)                --
    Net liabilities of company acquired                                                                   (5,382)                --
-----------------------------------------------------------------------------------------------------------------------------------
                 Net cash used in investing activities                                                   (21,156)            (1,066)
-----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayments of long-term debt                                                                         (12,066)            (6,283)
    Repayments on capital leases                                                                          (4,222)            (2,048)
    Repayments on stockholder loans                                                                       (6,073)           (15,512)
    Advances from stockholder                                                                            232,000                 --
    Issuance of common stock                                                                             259,700                 --
-----------------------------------------------------------------------------------------------------------------------------------

                 Net cash provided by (used in) financing activities                                     469,339            (23,843)
-----------------------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                                                                          (17,011)            19,132

CASH - BEGINNING OF PERIOD                                                                                17,914                200
-----------------------------------------------------------------------------------------------------------------------------------

CASH - END OF PERIOD                                                                                 $       903        $    19,332
===================================================================================================================================

Supplemental Disclosures of Cash Flow Information:

    Interest paid                                                                                    $     6,138        $     4,816
===================================================================================================================================

VERSACOM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
================================================================================

NOTE 1.           BASIS OF PRESENTATION AND CONSOLIDATION
================================================================================

                  Basis of Presentation

                  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB for quarterly reports under section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States.

                  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. Operating results for the six month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

                  The audited financial statements for the year ended December 31, 2000, which are included in the Company's Report on Form 8-K as amended, should be read in conjunction with these condensed consolidated financial statements.

                  Basis of Consolidation

                  The condensed consolidated financial statements include the accounts of VersaCOM International, Inc. (VersaCOM) and its wholly owned subsidiaries, VersaCOM Holdings, Inc. and Northeast Technologies, Inc. (collectively "the Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

                  New Accounting Pronouncements
                  In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

                  The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Also during 2002, it will perform the required impairment tests of goodwill and indefinite life intangible assets as of January 1, 2002. The Company has not yet determined what the effects of these Statements will be on its financial position and results of operations.

================================================================================
NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
================================================================================

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

                  Net Income (Loss) Per Share

                  The Company applies Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128) which requires dual presentation of net income (loss) per share:
                  Basic and Diluted. Basic income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Outstanding stock options were not considered in the calculation of diluted loss per share for the three and six month periods ended June 30, 2001 as their effect would have been anti-dilutive. There were no potentially dilutive securities outstanding during the three and six month periods ended June 30, 2000.

================================================================================
NOTE 3.           REVERSE ACQUISITION
================================================================================

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

================================================================================
NOTE 4.           SIGNIFICANT TRANSACTIONS
================================================================================

                  Northeast Technologies, Inc.

                  In May 2001, VersaCOM acquired all of the outstanding stock of Northeast Technologies, Inc. for 12,000 shares of the Company's common stock worth approximately $5,400.

                  The acquisition was accounted for as a purchase and accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair market values. No goodwill was recorded as a result of this transaction.

                  Unaudited pro forma results of operations after giving effect to certain adjustments resulting from the acquisition for the six month period ended June 30, 2001 and 2000 as if the business combination had occurred at the beginning of each period presented are not material to the financial statements and, accordingly, are not presented herein.

================================================================================
NOTE 4.           SIGNIFICANT TRANSACTIONS (Continued)
================================================================================

                  OnCall Communications, Inc.

                  In May 2001, VersaCOM purchased substantially all of the assets of OnCall Communications, Inc. which consisted principally of a customer list. The purchase price was $15,000 cash and 79,545 shares of the Company's common stock worth $35,000.

                  The acquisition was accounted for as a purchase and accordingly, the purchase price was allocated to the customer list which has a useful life of five years and is being amortized using the straight-line method. Amortization expense for the three month period ended June 30, 2001 amounted to $1,250.

                  Unaudited pro forma results of operations after giving effect to certain adjustments resulting from the acquisition for the six month period ended June 30, 2001 and 2000 as if the business combination had occurred at the beginning of each period presented are not material to the financial statements and, accordingly, are not presented herein.

                  Sale of Common Stock

                  In June 2001, the Company sold 638,700 shares of its common stock to unrelated investors for an aggregate of $249,700.

                  Letter of Intent

                  In May 2001, the Company entered into a letter of intent to acquire the assets of a voice and data networking company headquartered in Maine.

================================================================================
NOTE 5.           STOCK BASED COMPENSATION
================================================================================

                  In March 2001, the Company established a Stock Option Plan (the Plan) which provides for the Company to issue options to employees, directors and outside consultants of the Company. The issuance and form of options shall be at the discretion of the Company's board of directors. The Company has allocated 3,500,000 shares of common stock to the Plan.

================================================================================
NOTE 6.           NOTE PAYABLE
================================================================================

                  In July 2001, as part of a settlement agreement relating to the $400,000 to be paid to the investment consultant described in Note 3, the Company is required to pay the $400,000 on specified dates through February 15, 2002.

================================================================================
NOTE 7.           GOING CONCERN CONSIDERATIONS
================================================================================

                  The Company has negative working capital and has sustained operating losses and negative cash flows from operations and has experienced difficulty in meeting its obligations as they become due. These factors raise substantial doubt about the Company's ability to continue as a going concern.

================================================================================
NOTE 7.           GOING CONCERN CONSIDERATIONS (Continued)
================================================================================

                  Management believes the risk of this uncertainty is mitigated by certain events that have occurred subsequent to June 30, 2001, including the Company raising approximately $319,000 in equity. In addition, in June 2001, the Company engaged the services of several investment banking firms to raise additional equity and was awarded a government contract along with several other companies to install DSL lines for government employees. The ability of the Company to continue as a going concern is dependent on generating operating profit and positive cash flows and/or generating additional debt or equity.

                  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

================================================================================
NOTE 8.           SIGNIFICANT CUSTOMER
================================================================================

                  Individual accounts receivable balances at June 30, 2001, in excess of 10% of total accounts receivable were as follows:

                                                  Amount      % of Accounts
                                                                Receivable
                  --------------------------------------------------------------

                           Customer A          $      51,589        30%
                           Customer B          $      23,916        14%
                           Customer C          $      20,010        12%

================================================================================
NOTE 9.           SUBSEQUENT EVENTS
================================================================================

                  In July 2001 the Company entered into letters of intent to acquire the assets of telecommunications interconnect companies in New Jersey, New Hampshire and Pennsylvania.

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

Results of Operations

         Effective March 9, 2001, the Company, which was then known as Encibar, Inc., completed a "reverse merger" resulting in the acquisition of all of the outstanding shares of capital stock of Versacom International, Inc., a Florida corporation ("Versacom Florida"). Upon completion of the acquisition, Encibar, Inc. changed its name to Versacom International, Inc. The following results of operations reflect the operating results of Versacom Florida for the three and six months ended June 30, 2001 and 2000.

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000
-----------------------------------------------------------------------------

         For the three months ended June 30, 2001, we generated revenues of $314,893, a 69% decrease from revenues of $1,032,122 for the corresponding three month period of 2000. This decrease was primarily caused by inconsistent sales while we develop more effective and efficient marketing capabilities. We have implemented a plan designed to reallocate existing management skills, and recruit qualified sales personnel, all in an effort to provide necessary public company executive and administrative support, without reduction in sales and marketing efforts.

         For the 2001 quarter, we incurred a net loss of $(569,589) or approximately $(.05) per share, compared to a net loss of $(330,112) or approximately $(.03) per share for the corresponding quarter in 2000. The net loss was primarily attributable to the reduced sales and an increase in executive and marketing personnel to manage an acquisition-minded public company.

         Expenses of $629,008 for the quarter ended June 30, 2001 reflect a increase of 52% over expenses of $413,886 incurred during the quarter ended June 30, 2000. This increase in expenses is primarily attributable to increased personnel costs.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000
-------------------------------------------------------------------------

         For the six months ended June 30, 2001, we generated revenues of $509,937, a 76% decrease from revenues of $2,117,612 for the corresponding six month period of 2000. This decrease was primarily caused by inconsistent sales while we develop more effective and efficient marketing capabilities. We have implemented a plan designed to reallocate existing management skills, and recruit qualified sales personnel, all in an effort to provide necessary public company executive and administrative support, without reduction in sales and marketing efforts.

         For the six month period in 2001, we incurred a net loss of $(1,677,094) or approximately $(.17) per share, compared to net income of $17,028 or approximately nil per share for the corresponding six month period in 2000. The net loss was primarily attributable to the reduced sales and an increase in executive and marketing personnel to manage an acquisition-minded public company.

         Expenses of $1,744,181 for the six months ended June 30, 2001 reflect a increase of 139% over expenses of $730,883 incurred during the six months ended June 30, 2000. This increase in expenses is primarily attributable to increased personnel costs.

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

         As of June 30, 2001, we had a working capital deficit of $1,932,300, in that our current liabilities exceeded our current assets by that amount. At June 30, 2001, we also had an accumulated deficit of $2,132,802.

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

         Since January 2001, the Company has augmented operating revenues with approximately $750,000 in equity investments. We may require additional funding in order to implement our business plans. There is no assurance that additional funding, if required, will be available to us on favorable terms. While we have executed a term sheet with Joseph Stevens and Company, New York, New York, to raise $600,000 to $1,000,000 of additional capital, our understanding with Joseph Stevens and Company is subject to the execution of mutually acceptable definitive agreements. To date, we have not agreed upon mutually acceptable terms with Joseph Stevens and Company, and there is no assurance that this proposed funding will be consummated.

PART II. OTHER INFORMATION
         -----------------


Item 1.           Legal Proceedings.

         On March 30, 2001, the Company filed a form S-8 registration registering shares issuable to certain consultants, as well as the shares covered by the Company's stock option plan. Thereafter, a lawsuit was commenced by a former consultant to the Company, alleging that the issuance of the shares to the consultants under the form S-8 violated the March 7, 2001 Plan of Reorganization involving the Company and Versacom International, Inc., a Florida corporation. The Company settled the lawsuit, in part by canceling the shares issued to the consultants and covered by the S-8 registration statement, and by agreeing to accelerate the payments on a $350,000 note due the plaintiff and to pay $50,000 in expenses.

Item 2.           Changes in Securities.

      On April 4, 2001, the Company sold an aggregate of 40,000 shares of common stock to two investors for a purchase price of $15,000, or approximately, $.375 per share.

      On April 25, 2001, the Company sold 598,700 shares of common stock to one investor for a purchase price of $234,700, or approximately, $.392 per share.

      On May 11, 2001, the Company acquired all of the assets of Northeast Technologies, Inc. and, as consideration therefor, issued 12,000 shares of common stock, valued at $5,400 or $.45 per share.

      On May 18, 2001, the Company acquired substantially all of the assets of OnCall Communications, Inc. and, as partial consideration therefor, issued 79,545 shares of common stock, valued at $35,000 or $.44 per share.

      No underwriter or placement agent was used in connection with the foregoing transactions and no fees, commissions or other remuneration were paid in connection therewith. The foregoing transactions were exempt from the registration requirements of the Securities Act of 1933, as amended, by reason of Section 4(2) thereof and the rules and regulations thereunder.


Item 3.           Defaults Upon Senior Securities.

                  None.

Item 4.           Submission of Matters to a Vote of Security Holders.

                  None.

Item 5.           Other Information.

                  None.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits required by Item 601 of Regulation S-B

                           None.

                  (b)      Reports on Form 8-K

                           During the period covered by this Report no Reports on Form 8-K were filed.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as duly authorized officers of the Registrant.


                                    VERSACOM INTERNATIONAL, INC.



                                    By:    /s/ Fred Schwartz
                                           -------------------------------------
                                           Fred Schwartz
                                           President and Chief Executive Officer


                                    By:    /s/ Dominic Paris
                                           -------------------------------------
                                           Dominic Paris
                                           Chief Financial Officer

Dated: August 20, 2001