Form 10QSB
period 2001-09-30
VERSACOM INTERNATIONAL INC
filed 2001-11-21
CIK 729976

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2001
                                        ------------------

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

              1515 North Federal Highway, Boca Raton, Florida 33432
              -----------------------------------------------------
                    (Address of principal executive offices)

                                 (561) 362-6022
                                 --------------
                           (Issuer's telephone number)

                  131 NW 13th Street, Boca Raton, Florida  33432
                  ---------------------------------------------
              (Former Name, former address and former fiscal year,
                          if changed since last Report)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 29,803,286 shares of Common Stock as of November 20, 2001.

         Transitional Small Business Disclosure Format:       Yes [X]   No [ ]

                          VERSACOM INTERNATIONAL, INC.

PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements (unaudited)

VERSACOM INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001

VERSACOM INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
SEPTEMBER 30, 2001

==============================================================================
ASSETS
==============================================================================

CURRENT ASSETS
     Cash                                                      $    13,558
     Accounts receivable, net of allowance of $27,313              185,234
     Inventory                                                      34,112
------------------------------------------------------------------------------
         Total current assets                                      232,904

PROPERTY AND EQUIPMENT                                             110,283

CUSTOMER LIST, NET                                                  46,250

OTHER ASSETS                                                        37,757
------------------------------------------------------------------------------
         TOTAL ASSETS                                          $   427,194
==============================================================================
LIABILITIES AND DEFICIENCY IN ASSETS
==============================================================================

CURRENT LIABILITIES
     Accounts payable                                          $ 1,231,108
     Notes payable                                                 351,930
     Current maturities of long-term debt                           17,561
     Current maturities of obligations under capital leases         15,403
     Current maturities of stockholder loans                        72,676
     Accrued wages and related taxes and benefits                  488,714
     Sales tax payable                                              72,870
     Other accrued liabilities                                     100,393
------------------------------------------------------------------------------
         Total current liabilities                               2,350,655

LONG-TERM DEBT                                                      40,883

OBLIGATIONS UNDER CAPITAL LEASES                                     3,295

STOCKHOLDER LOANS                                                  361,077
------------------------------------------------------------------------------
         TOTAL LIABILITIES                                       2,755,910
------------------------------------------------------------------------------
DEFICIENCY IN ASSETS                                            (2,328,716)
------------------------------------------------------------------------------
         TOTAL LIABILITIES AND DEFICIENCY IN ASSETS            $   427,194
==============================================================================

                     See accompanying notes.

VERSACOM INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000


==============================================================================
                                     Three Months Ended      Nine Months Ended
                                        September 30,           September 30,
                                     -----------------------------------------
                                     2001         2000      2001       2000
==============================================================================
NET SALES                      $   336,093  $ 708,789  $  846,030  $2,826,401

COST OF GOODS SOLD                 210,733    577,090     638,492   1,949,272
------------------------------------------------------------------------------
GROSS PROFIT                       125,360    131,699     207,538     877,129

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES          1,750,201    531,695   3,494,382   1,262,578
------------------------------------------------------------------------------
OPERATING LOSS                  (1,624,841)  (399,996) (3,286,844) (  385,449)
------------------------------------------------------------------------------
OTHER INCOME (EXPENSE)
   Other income                        333     15,438       7,382      18,579
   Interest expense             (   31,736)  ( 16,569) (   53,877) (   17,229)
------------------------------------------------------------------------------
    Total other income (expense)(   31,403)  (  1,131) (   46,495)      1,350
------------------------------------------------------------------------------
NET LOSS                       ($1,656,244) ($401,127)($3,333,339)($  384,099)
==============================================================================
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING       20,815,213 12,300,000 14,748,389   12,300,000
==============================================================================
NET LOSS PER SHARE -
BASIC AND DILUTED               ($    0.08) ($   0.03) ($   0.23)  ($    0.03)
==============================================================================

                     See accompanying notes.
                                       2

VERSACOM INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIENCY IN ASSETS
FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2001 (UNAUDITED)
==============================================================================
                                               Additional
                                Common Stock    Paid in   Accumulated
                            Shares      Amount  Capital      Deficit    Total
==============================================================================
Balance at December
31, 2000                6,000,000 $ 6,000 ($    5,878)($1,215,549)($1,215,427)

Issuances for common
stock for repayment of
debt                    1,200,000   1,200      98,800           -     100,000

Issuance of common
stock for services      9,139,786   9,140   1,116,192           -   1,125,332

Assumption of net
liabilities of Encibar,
Inc. (as restated)      4,184,028   4,184  (    9,566)          -  (    5,382)

Issuance of common
stock for cash          4,335,440   4,335     815,365           -     819,700

Issuance of common
stock for business
acquisitions              109,854     110      40,290           -      40,400

Conversion of liabilities
to equity                 312,000     312     139,688           -     140,000

Net loss                        -       -           - ( 3,333,339)( 3,333,339)
------------------------------------------------------------------------------
Balance at September
30, 2001               25,281,108 $25,281  $2,194,891 ($4,548,888)($2,328,716)
==============================================================================
All stock information has been adjusted to give effect to the 1 for 1.2 forward stock split.

                     See accompanying notes.

VERSACOM INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
==============================================================================
                                                2001             2000
==============================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                               ($3,333,339)       ($   384,099)
------------------------------------------------------------------------------
    Adjustments to reconcile net loss
    to net cash used in operating activities:
       Bad debts                                71,279              96,230
       Depreciation and amortization            57,943              24,344
       Asset impairment                              -              30,000
       Debt issued for services                400,000                   -
       Stock issued for services             1,125,332                   -
       Changes in operating assets and
       liabilities:
          Accounts receivable                 (103,319)           (206,408)
          Inventory                             15,260              19,372
          Accounts payable                     571,638             283,564
          Accrued wages and related taxes
          and benefits                         286,666             101,522
          Sales tax payable                    (25,017)             46,872
          Other accrued liabilities             25,587             (51,029)
------------------------------------------------------------------------------
              Total adjustments              2,425,369             305,723
------------------------------------------------------------------------------
                 Net cash used in operating
                 activities                   (907,970)            (78,376)
------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of equipment                      (47,653)               (377)
    Acquisition of customer list               (15,000)                  -
    Change in investments                            -              50,000
    Other assets                               (14,987)             (1,499)
    Cash balance of company acquired            12,241                   -
    Net liabilities of company acquired         (5,382)                  -
------------------------------------------------------------------------------
                 Net cash provided by (used in)
                 investing activities          (70,781)             48,124
------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayments of long-term debt and notes
    payable                                   (112,920)             (5,164)
    Proceeds from long-term debt and notes
    payable                                     44,692              20,000
    Repayments on capital leases                (4,634)             (2,746)
    Repayments on stockholder loans             (9,443)            (58,802)
    Advances from stockholders                 237,000              88,000
    Issuance of common stock                   819,700                   -
------------------------------------------------------------------------------
                 Net cash provided by
                 financing activities          974,395              41,288
------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                 (4,356)             11,036

CASH - BEGINNING OF PERIOD                      17,914                 200
------------------------------------------------------------------------------
CASH - END OF PERIOD                           $13,558            $ 11,236
==============================================================================
Supplemental Disclosures of Cash Flow Information:

    Interest paid                              $28,006            $  3,009
==============================================================================

                     See accompanying notes.

VERSACOM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
==============================================================================
NOTE 1.           BASIS OF PRESENTATION AND CONSOLIDATION
==============================================================================

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

          In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. Operating results for the nine month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

==============================================================================
NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
==============================================================================

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

==============================================================================
NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
==============================================================================

          Net Income (Loss) Per Share
          The Company applies Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128) which requires dual presentation of net income (loss) per share: Basic and Diluted. Basic income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Outstanding stock options were not considered in the calculation of diluted loss per share for the three and nine month periods ended September 30, 2001 as their effect would have been anti-dilutive. There were no potentially dilutive securities outstanding during the three and nine month periods ended September 30, 2000.

          New Accounting Pronouncements
          In September 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

          The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Also during 2002, it will perform the required impairment tests of goodwill and indefinite life intangible assets as of January 1, 2002.

          In August 2001, the Financial Accounting Standards Board Issued Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations", effective for fiscal years beginning after June 15, 2001. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs.

          In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-lived Assets", effective for fiscal years beginning after December 15, 2001. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets.

          The Company has not yet determined what the effects of these Statements will be on its financial position and results of operations.

==============================================================================
NOTE 3.           REVERSE ACQUISITION
==============================================================================

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

          For accounting purposes, this transaction was treated as an acquisition of assets of Encibar by the Company and as a recapitalization of the Company (reverse merger).

==============================================================================
NOTE 4.           GOING CONCERN CONSIDERATIONS
==============================================================================

          The Company has negative working capital and has sustained operating losses and negative cash flows from operations and has experienced difficulty in meeting its obligations as they become due. These factors raise substantial doubt about the Company's ability to continue as a going concern.

          Management believes the risk of this uncertainty is mitigated by certain events that have occurred subsequent to June 30, 2001, including the Company raising approximately $240,000 in equity. In addition, in June 2001, the Company engaged the services of several investment banking firms to raise additional equity. The Company has commenced providing services as project manager pursuant to a contract with the federal government to supply DSL services which management believes will provide significant revenue in the year 2002. The ability of the Company to continue as a going concern is dependent on generating operating profits and positive cash flows and/or generating additional debt or equity.

          The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

==============================================================================
NOTE 5.     STOCK BASED COMPENSATION
==============================================================================

          In March 2001, the Company established a Stock Option Plan (the
          Plan) which provides for the Company to issue options to employees, directors and outside consultants of the Company. The issuance and form of options shall be at the discretion of the Company's board of directors. The Company has allocated 3,500,000 shares of common stock to the Plan.

==============================================================================
     NOTE 6.     NOTE PAYABLE
==============================================================================

          In July 2001, as part of a settlement agreement relating to the $400,000 to be paid to the investment consultant described in Note 3, the Company is required to pay the $400,000 on specified dates through February 15, 2002.

==============================================================================
NOTE 7.     SIGNIFICANT TRANSACTIONS
==============================================================================

          Northeast Technologies, Inc.

          In May 2001, VersaCOM acquired all of the outstanding stock of Northeast Technologies, Inc., a telecommunications company located in Maine, for 12,000 shares of the Company's common stock worth approximately $5,400.

          The acquisition was accounted for as a purchase and accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair market values. No goodwill was recorded as a result of this transaction.

          Unaudited pro forma results of operations after giving effect to certain adjustments resulting from the acquisition for the nine month period ended September 30, 2001 and 2000 as if the business combination had occurred at the beginning of each period presented are not material to the financial statements and, accordingly, are not presented herein.

          OnCall Communications, Inc.

          In May 2001, VersaCOM purchased substantially all of the assets of OnCall Communications, Inc., a telecommunications networking company located in Winter Garden, Florida, which consisted principally of a customer list. The purchase price was $15,000 cash and 79,545 shares of the Company's common stock worth approximately $35,000.

          The acquisition was accounted for as a purchase and accordingly, the purchase price was allocated to the customer list which has a useful life of five years and is being amortized using the straight-line method. Amortization expense for the nine month period ended September 30, 2001 amounted to $3,750.

          Unaudited pro forma results of operations after giving effect to certain adjustments resulting from the acquisition for the nine month period ended September 30, 2001 and 2000 as if the business combination had occurred at the beginning of each period presented are not material to the financial statements and, accordingly, are not presented herein.

==============================================================================
NOTE 8.     CONTINGENCIES
==============================================================================

          In March 2001, the Company entered into three consulting agreements with third parties for investment services in exchange for stock. Subsequent to issuance of the shares, the Company cancelled the shares alleging nonperformance by the consultants. On August 31, 2001, the Company was advised by the Third Judicial Court in and for Salt Lake County, Utah to reissue the stock certificates. Although the Court has not signed a formal order as of the date of these financial statements, the Company reissued 2,760,000 shares. The Company is unable to determine the outcome or resolution of the matter at this time.

==============================================================================
NOTE 9.     SUBSEQUENT EVENTS
==============================================================================

          In October 2001, the Company entered into agreements to acquire three networking and telecommunications interconnect companies in Maine, New Jersey and New Hampshire.

          In October 2001, a stockholder exercised options to acquire one million shares of common stock in exchange for payment of $50,000 of long-term debt.

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

Results of Operations
---------------------

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000
--------

         For the three months ended September 30, 2001, we generated revenues of $336,093, a decrease from revenues of $708,789 for the corresponding three month period of 2000. This decrease was primarily caused by inconsistent sales while we develop more effective and efficient marketing capabilities. We have implemented a plan designed to reallocate existing management skills, and recruit qualified sales personnel, all in an effort to provide necessary public company executive and administrative support, without reduction in sales and marketing efforts.

         For the 2001 quarter, we incurred a net loss of $(1,656,244) or approximately $(.08) per share, compared to a net loss of $(401,127) or approximately $(.03) per share for the corresponding quarter in 2000. The net loss was primarily attributable to the reduced sales and an increase in executive and marketing personnel to manage an acquisition-minded public company.

         Expenses of $1,750,201 for the quarter ended September 30, 2001 reflect a increase over expenses of $531,695 incurred during the quarter ended September 30, 2000. This increase in expenses is primarily attributable to increased personnel costs.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000
--------

         For the nine months ended September 30, 2001, we generated revenues of $846,030, a decrease from revenues of $2,826,401 for the corresponding nine month period of 2000. This decrease was primarily caused by inconsistent sales while we develop more effective and efficient marketing capabilities. We have implemented a plan designed to reallocate existing management skills, and recruit qualified sales personnel, all in an effort to provide necessary public company executive and administrative support, without reduction in sales and marketing efforts.

         For the nine month period in 2001, we incurred a net loss of $(3,333,339) or approximately $(.23) per share, compared to net loss of $(384,099) or approximately $(.03) per share for the corresponding nine month period in 2000. The net loss was primarily attributable to the reduced sales and an increase in executive and marketing personnel to manage an acquisition-minded public company.

         Expenses of $3,494,382 for the nine months ended September 30, 2001 reflect a increase over expenses of $1,262,578 incurred during the nine months ended September 30, 2000. This increase in expenses is primarily attributable to increased personnel costs.

Liquidity, Capital Resources and Plan of Operations
---------------------------------------------------

         As of September 30, 2001, we had a working capital deficit of $2,117,751, in that our current liabilities exceeded our current assets by that amount. At September 30, 2001, we also had an accumulated deficit of $2,328,716.

        As of November 19, 2001 Versacom has acquired Northeast Technologies, Inc. and Wolf Communications, Inc. of Portland, Maine; Tel Net Telecommunications, Inc of Sommersworth (Boston Vicinity), New Hampshire; Independence Telecommunications, Inc, of West Berlin (Philadelphia Vicinity), New Jersey; Telecommunications One of Norwalk, Connecticut; and the assets of On Call Telecommunications of Winter Garden (Orlando Vicinity), Florida. We also opened an office in Sarasota, Florida. Thus, with our existing offices in Boca Raton, Florida and Gaithersburg (Baltimore Vicinity), Maryland, Versacom now has nine locations on the East Coast of the United States. Unless an exceptional opportunity presents itself, we will now concentrate on integrating the offices, introducing data services to the new offices, increasing sales and going forward with an already commenced Government Services Administration (GSA) contract. The GSA contract is between GSA and Net Connections Corporation (NCC) to provided broadband connections for US Government agencies and for approximately 1,800,000 government employees that Congress has required be enabled to telecommute. Versacom has been retained by NCC as project manager to implement the contract.

PART II. OTHER INFORMATION
         -----------------

Item 1.  Legal Proceedings.

         On March 30, 2001, the Company filed a form S-8 registration registering shares issuable to certain consultants, as well as the shares covered by the Company's stock option plan. Thereafter, a lawsuit was commenced by a former consultant to the Company, alleging that the issuance of the shares to the consultants under the form S-8 violated the March 7, 2001 Plan of Reorganization involving the Company and Versacom International, Inc., a Florida corporation. The Company settled the lawsuit, in part by canceling the shares issued to the consultants and covered by the S-8 registration statement, and by agreeing to accelerate the payments on a $350,000 note due the plaintiff and to pay $50,000 in expenses. Subsequently, the Third District Court in Utah orally ordered the transfer agent to reissue the canceled shares.

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


Dated: November 20, 2001